Form 10-Q
period 1997-12-27
DENALI INC
filed 1998-02-10
CIK 1046594

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q



(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 27, 1997

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

Commission File Number   000-23353
                     ----------------------------------------------------------

                             Denali Incorporated
-------------------------------------------------------------------------------
                  (Exact Name of Registrant in its Charter)


           Delaware                                      76-0454641
-------------------------------------------------------------------------------
 (State or Other Jurisdiction of                     (I.R.S. Employer
 Incorporation or Organization)                      Identification No.)

1360 Post Oak Blvd., Suite 2250, Houston, Texas            77056
-------------------------------------------------------------------------------
    (Address of Principal Executive Officers)            (Zip Code)

                                 713-627-0933
-------------------------------------------------------------------------------
             (Registrant's Telephone Number, Including Area Code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes              No     X
                                  --------        --------

As of January 30, 1998, the number of shares of common stock outstanding was 4,574,100.

                              DENALI INCORPORATED
               FORM 10-Q FOR THE QUARTER ENDED DECEMBER 27, 1997

                                     INDEX


                                                                                                    Page No.
                                                                                                    --------
PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements (Unaudited)

           Consolidated Balance Sheets - June 28, 1997 and December 27, 1997 . . . . . . . . . . . .    1

           Consolidated Statements of Operations - Three and Six Months Ended
           December 28, 1996 and December 27, 1997 . . . . . . . . . . . . . . . . . . . . . . . . .    2

           Consolidated Statements of Stockholders' Equity (Deficit) -
           December 27, 1997 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    3

           Consolidated Statements of Cash Flows - Six Months Ended
           December 28, 1996 and December 27, 1997   . . . . . . . . . . . . . . . . . . . . . . . .    4

           Notes to Consolidated Financial Statements - December 27, 1997  . . . . . . . . . . . . .    5

Item 2.    Management's Discussion and Analysis of Financial Condition and
           Results of Operations . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   10


PART II    OTHER INFORMATION

Item 1.    Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   14

Item 2.    Changes in Securities . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   14

Item 3.    Defaults Upon Senior Securities . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   14

Item 4.    Submission of Matters to a Vote of Security Holders . . . . . . . . . . . . . . . . . . .   14

Item 5.    Other Information . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   14

Item 6.    Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . . . . . . . . . . . . . . . .   15

Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   16

Index to Exhibits. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   17

                         PART I.  FINANCIAL INFORMATION

Item 1.          Financial Statements

                              DENALI INCORPORATED
                          CONSOLIDATED BALANCE SHEETS

                                                                         December 27,          June 28,
                                                                              1997               1997
                                                                         ------------         ----------
                                                                         (Unaudited)            (Note)
                                          ASSETS                                   (In thousands)
Current assets:
      Cash                                                                $      473          $      330
      Investment in equity securities                                          6,100                   -
      Accounts and notes receivable, net of allowances of
             $729,000 at December 27, 1997 and $605,000
             at June 28, 1997                                                 17,376              17,376
      Inventories                                                              7,055               6,686
      Income tax receivable                                                        -                  40
      Prepaid expenses                                                         1,618                 913
      Deferred tax assets                                                        780                 934
                                                                          ----------          ----------
Total current assets                                                          33,402              26,279
Property, plant and equipment, net                                            11,755               7,695
Assets held for sale                                                           1,485               1,520
Notes receivable                                                                 178                 907
Goodwill, net                                                                  5,743               1,620
Deferred tax assets                                                            1,525               1,953
Other assets                                                                   1,287               1,110
                                                                           ---------          ----------
Total assets                                                               $  55,375          $   41,084
                                                                           =========          ==========

                   LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
      Accounts payable                                                    $    9,248          $   10,173
      Accrued liabilities                                                      5,993               5,249
      Income tax payable                                                         275                   -
      Notes payable                                                                -               1,460
      Current maturities of long-term debt                                     1,195               1,378
                                                                          ----------          ----------
Total current liabilities                                                     16,711              18,260
Long-term debt, less current maturities                                       11,521              21,186
Other long-term liabilities                                                      706                 979
Series A Preferred Stock, redeemable at $250 per share,
      $.01 par value:
      Authorized shares - 16,000
      Issued and outstanding shares - none at December 27, 1997
             and 4,800 at June 28, 1997                                            -               1,200
Commitments and contingencies
Stockholders' equity (deficit):
      Common stock, $.01 par value
             Authorized shares - 30,000,000
             Issued and outstanding shares - 4,498,640 at
             December 27, 1997 and 2,184,910 at June 28, 1997                     45                  22
      Additional paid-in capital                                              28,686                 297
      Retained deficit                                                        (2,294)               (860)
                                                                          ----------          ----------
Total stockholders' equity (deficit)                                          26,437                (541)
                                                                          ----------          ----------
Total liabilities and stockholders' equity (deficit)                      $   55,375          $   41,084
                                                                          ==========          ==========

                           See accompanying notes.

Note: The balance sheet at June 28, 1997 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

                              DENALI INCORPORATED
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)





                                                               Three months ended              Six  months ended
                                                        ---------------------------     ---------------------------
                                                        December 28,   December 27,     December 28,   December 27,
                                                             1996           1997             1996           1997
                                                         -----------    -----------      -----------    -----------
                                                                  (In thousands, except per share amounts)

Net sales                                                $    16,970    $    24,914      $    34,673    $   46,893
Cost of sales                                                 13,762         19,183           27,711        36,332
                                                         -----------    -----------      -----------    ----------
Gross profit                                                   3,208          5,731            6,962        10,561
Selling, general and administrative expenses                   2,542          4,421            5,328         8,246
Non-recurring compensation expense                                 -              -                -         2,312
                                                         -----------    -----------      -----------    ----------
Operating income                                                 666          1,310            1,634             3
Interest expense                                                 495            486              993         1,093
Interest income                                                  (35)           (27)             (60)          (47)
Other income, net                                                (44)           (84)            (112)         (226)
                                                         -----------     ----------       ----------     ---------
Income (loss) before income taxes                                250            935              813          (817)
Income tax expense                                               120            355              390           568
                                                         -----------    -----------      -----------    ----------
Net income (loss) before extraordinary item                      130            580              423        (1,385)
Extraordinary loss on early extinguishment of
  debt,  net of income tax benefit of $12                          -             19                -            19
                                                         -----------    -----------      -----------    ----------
Net income (loss)                                                130            561              423        (1,404)
Dividends on Series A Preferred Stock                            (30)             -              (60)          (30)
                                                         -----------     ----------      -----------     ---------
Net income (loss) attributable to common stock           $       100    $       561      $       363    $   (1,434)
                                                         ===========    ===========      ===========    ==========

Net income (loss) per common share:
  Income (loss) before extraordinary item                $      0.05    $      0.18       $     0.17     $   (0.52)
  Extraordinary item                                               -          (0.01)               -         (0.01)
                                                         -----------    -----------       ----------     ---------
  Net income (loss) per common share                     $      0.05    $      0.17       $     0.17     $   (0.53)
                                                         ===========    ===========       ==========     =========

Net income (loss) per common share assuming dilution:
  Income (loss) before extraordinary item                $      0.04    $      0.17       $     0.16     $   (0.52)
  Extraordinary item                                               -          (0.01)               -         (0.01)
                                                         -----------    -----------       ----------     ---------
  Net income (loss) per common share
      assuming dilution                                  $      0.04    $      0.16       $     0.16     $   (0.53)
                                                         ===========    ===========       ==========     ==========

                           See accompanying notes.

                              DENALI INCORPORATED
           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                                  (Unaudited)




                                                Common        Common
                                                 Stock         Stock         Paid-In      Retained
                                                 Shares       Amount         Capital       Deficit        Total
                                                 ------       ------         -------       -------        -----
                                                                         (In thousands)
Balance at June 28, 1997                          2,185       $   22       $      297       $   (860)    $   (541)

Exchange of employee stock options                    -            -            2,312              -        2,312
Issuance of common stock                          2,276           23           25,994              -       26,017
Exercise of employee stock options                   38            -               83              -           83
Dividends declared                                    -            -                -            (30)         (30)
Net loss                                              -            -                -         (1,404)      (1,404)
                                                  -----       ------       ----------       --------       ------

Balance at December 27, 1997                      4,499       $   45       $   28,686       $ (2,294)    $ 26,437
                                                  =====       ======       ==========       ========     ========



                              DENALI INCORPORATED
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                                                                   Six months ended
                                                                             -----------------------------
                                                                             December 28,     December 27,
                                                                                  1996             1997
                                                                              -----------      -----------
                                                                                     (In thousands)
Operating Activities:
Net income (loss)                                                             $      423        $  (1,404)
Adjustments to reconcile net income (loss) to net cash
   provided by operating activities:
      Non-recurring compensation expense                                               -            2,312
      Depreciation                                                                   497              647
      Amortization                                                                    84              119
      Provision for losses on accounts receivable                                     36               64
      Gain on sale of property, plant and equipment and
             assets held for sale                                                    (41)              (2)
      Changes in operating assets and liabilities:
             Accounts receivable                                                    (590)           3,822
             Inventories                                                           1,093             (241)
             Prepaid expenses                                                        359             (669)
             Other assets                                                            (34)            (441)
             Accounts payable                                                       (609)          (1,828)
             Accrued liabilities                                                    (517)              91
             Income tax receivable/payable                                           632              366
                                                                              ----------        ---------
Net cash provided by operating activities                                          1,333            2,836

Investing Activities:
Acquisitions, net of cash acquired                                                     -           (9,610)
Purchases of property, plant and equipment                                          (264)            (486)
Proceeds from sale of property, plant and equipment and
   assets held for sale                                                               49               37
Payments on notes receivable                                                          13               84
Purchases of equity securities                                                      (868)          (6,100)
                                                                               ---------         --------
Net cash used in investing activities                                             (1,070)         (16,075)

Financing Activities:
Proceeds from common stock issuance                                                    -           26,017
Proceeds from exercise of stock options                                                -               83
Redemption of preferred stock                                                          -           (1,200)
Preferred dividends paid                                                               -             (210)
Net borrowings (payments) under revolving lines of credit                            106           (9,988)
Net (payments) on term notes and other long-term debt                               (324)          (1,320)
                                                                               ---------         --------
Net cash provided by (used in) financing activities                                 (218)          13,382

Increase in cash                                                                      45              143
Cash at beginning of period                                                          124              330
                                                                              ----------        ---------
Cash at end of period                                                         $      169        $     473
                                                                              ==========        =========

                            See accompanying notes.

                              DENALI INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)




1.    General

             The consolidated financial statements of Denali Incorporated and its wholly-owned subsidiaries (the "Company") included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted.
The Company believes that the presentations and disclosures herein are adequate to make the information not misleading. The consolidated financial statements reflect all elimination entries and adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the interim periods.

      The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full year.
These consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes included in the Company's registration statement on Form S-1 filed with the SEC on November 20, 1997.

2.    Significant Accounting Policies

Investments in Equity Securities

      The Company determines the appropriate classification of investments in equity securities at the time of purchase and confirms such designation as of the balance sheet date. Marketable equity securities are classified as available-for-sale securities and are stated at fair value, with any unrealized gains and losses, net of tax, reported as a separate component of stockholders' equity. Realized gains and losses are recognized based on the specific-identification method for equity securities sold. The Company's investments are in a mutual fund that invests principally in high quality, short-term U.S. dollar denominated money market instruments. As of December 27, 1997, the fair value of investments in equity securities, using quoted market prices, approximates their carrying value.

Earnings Per Share

      In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings per Share. Statement 128 replaced the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented, and where necessary, restated to conform to the Statement 128 requirements.

3.    Inventories

      Inventories are summarized below (in thousands):

                                                         December 27, 1997          June 28, 1997
                                                         -----------------          -------------
      Finished goods                                            $2,811                 $2,147
      Raw materials                                              3,133                  2,805
      Work in process                                            1,111                  1,734
                                                               -------                -------
                                                                $7,055                 $6,686
                                                               =======                =======


4.    Income Taxes

      The Company follows the liability method of accounting for income taxes. Under this method, deferred income tax assets and liabilities are determined based on differences between the financial statement and income tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The Company's interim provisions for income taxes were computed using its estimated effective tax rate for the year. The Company's provision for income taxes differs from the U.S. statutory rate of 34% due primarily to the non-recurring compensation charge, discussed in
Note 7, being non-deductible for income tax purposes, state income taxes and other permanent differences.

5.    Per Share Information

      The following table sets forth the weighted average shares outstanding for the computation of basic and diluted earnings per share:

                                                       Three months ended              Six months ended
                                                ---------------------------     ---------------------------
                                                December 28,   December 27,     December 28,   December 27,
                                                     1996           1997             1996           1997
                                                 -----------    -----------      -----------    -----------
                                                                  (share data in thousands)
Weighted average common shares outstanding           2,185         3,212            2,185          2,699
Dilutive securities - employee stock options            94           300               94              -
                                                   -------        ------           -------        ------
Weighted average common shares outstanding
  assuming full dilution                             2,279         3,512            2,279          2,699
                                                   =======         =====           ======         ======

6.    1997 Stock Option Plan

      In September 1997, the Company adopted an incentive stock option plan (the "1997 Plan"). The 1997 Plan permits the granting of both incentive stock options and non-qualified stock option awards to all employees of the Company. Awards to acquire up to an aggregate of 362,873 shares may be granted pursuant to the 1997 Plan. The Board of Directors selects the employees who will receive the awards, determines the type and terms of the awards to be granted and interprets and administers the 1997 Plan.

      In September 1997, the Company awarded options to acquire 171,030 shares of the Company's common stock. An additional option for 7,700 shares was granted in December 1997. Options for 149,813 shares vest 40% immediately and the remainder over a four year period. The remaining options for 28,917 shares vest ratably over four years. All of the options were granted at fair market value.

7.    Reorganization of Subsidiaries and Exchange of Stock Options

      Effective in September 1997, the Company completed a reorganization of its subsidiaries. As part of the reorganization, one of the Company's subsidiaries, Containment Solutions, Inc. ("CSI") was merged into the Company. As a result, the outstanding options to purchase common stock of CSI were exchanged for options to purchase common stock of the Company. At June 28, 1997, the CSI stock option plan had options for 1,400 shares outstanding at an exercise price of $259. In September 1997, the Company exchanged the CSI options for options for 254,643 shares of the Company's common stock at an exercise price of $1.42. In connection with the exchange, the Company recognized a non-recurring compensation charge in the quarter ended September 27, 1997 of approximately $2.3 million.

8.    Initial Public Offering

      The Company filed a final registration statement with the SEC on November 20, 1997 to register the sale of shares of its common stock. In connection with this initial public offering, the Company issued 2,276,000 shares and received net proceeds of $26 million. The Company used the net proceeds of the sale to repay a portion of the outstanding indebtedness under its credit facilities, to repay $195,000 for a bank note payable, to repay $6.7 million of a subordinated unsecured note payable to a supplier, to repay the $1.1 million unsecured note payable (including interest) to a seller, to redeem the outstanding shares of preferred stock totaling approximately $1.4 million, including accrued and unpaid dividends, and to fund general working capital purposes.

9.    Common Stock

      On September 23, 1997, the Company effected a 1,715-for-1 stock split. All stockholders' equity balances and disclosures in the accompanying financial statements have been retroactively restated for the stock split. The effect of the stock split was to transfer an amount equal to the par value of the new shares issued from additional paid-in capital to common stock.

10.   Acquisitions

      Effective February 28, 1997, the Company acquired all of the issued and outstanding stock of Ershigs, Inc. ("Ershigs"), a manufacturer of fiberglass-reinforced plastic composites for corrosion-resistant applications. The acquisition was accounted for under the purchase method of accounting whereby the assets and liabilities of Ershigs were adjusted to their estimated fair values at the acquisition date, which exceeded the purchase price by approximately $1.3 million. Accordingly, the excess amount was allocated to reduce the basis of property, plant, and equipment (except for assets held for sale).

      Effective October 1997, the Company acquired all of the issued and outstanding stock of SEFCO, Inc. ("SEFCO"), a manufacturer of engineered field-erected steel tanks and accessories for use in the municipal, agrochemical and petroleum industries. The acquisition was accounted for under the purchase method of accounting whereby the assets and liabilities of the acquired company were adjusted to their estimated fair values at the acquisition date. Under the purchase agreement, the Company acquired net assets of $2.4 million in exchange for $5.1 million in cash, which is net of $700,000 cash acquired, and incurred approximately $100,000 in acquisition costs resulting in the recording of goodwill of approximately $2.8 million. The consolidated financial statements reflect all operations for the acquired company since the date of acquisition.

      Effective October 1997, the Company acquired all of the issued and outstanding stock of GL&V/LaValley Construction, Inc.("LaValley"), a
manufacturer and installer of fiberglass-reinforced plastic products.    The
acquisition was accounted for under the purchase method of accounting whereby the assets and liabilities of the acquired company were adjusted to their estimated fair values at the acquisition date. Under the purchase agreement, the Company acquired net assets of $3.0 million, subject to finalization, in exchange for $4.3 million in cash and incurred approximately $100,000 in acquisition costs resulting in the recording of goodwill of approximately $1.4 million. The consolidated financial statements reflect all operations for the acquired company since the date of acquisition.

      The following unaudited results of operations have been prepared assuming the acquisitions had occurred as of the beginning of the periods presented. Those results are not necessarily indicative of results of future operations nor of results that would have occurred had the acquisitions been consummated as of the beginning of the periods presented.

                                                                                     Six months ended
                                                                              ------------------------------
                                                                              December 28,      December 27,
                                                                                  1996              1997
                                                                              -----------       ------------
                                                                                  (In thousands, except per
                                                                                       share amounts)

      Net sales                                                               $   57,232        $  52,925
      Net income (loss)                                                       $     (508)       $  (1,223)
      Net income (loss) per common share assuming dilution                    $    (0.26)       $   (0.46)

11.   Long-term Debt

      On October 24, 1997, the Company's subsidiaries entered into a senior credit facility, as amended, with a new bank to refinance its revolving and term credit arrangements at its wholly owned subsidiaries Fluid Containment, Inc., Hoover Containment, Inc., and Ershigs and to finance the acquisitions of LaValley and SEFCO. The new senior credit facility provides for a maximum of $19.7 million revolving credit notes due in October 2002, and a maximum of $10.5 million in term loans with equal monthly payments of $100,000 plus interest due in October 2002 or upon the termination of the revolving credit notes. The new credit notes may be extended for an initial term of five years and may be renewed in increments of one year thereafter, unless notice of termination is provided by either party 90 days prior to an anniversary date. The new revolving credit notes provide for borrowings, at the Company's option, at either the Bank's prime rate plus 1/2% or LIBOR plus 2 3/4%. Borrowings under the new revolving credit notes will be based on accounts receivable and inventory as specified in the agreement's borrowing base formula. The new term loans provide for borrowings, at the Company's option, at either the Bank's prime rate plus 1/2% or LIBOR plus 3%. The new senior credit facility provides availability for letters of credit up to $1.5 million subject to availability of borrowing capacity under the revolving credit notes. The new senior credit facility requires the Company's subsidiaries to maintain certain financial covenants and requires an annual fee of 0.375% on the unused portion of the revolving credit notes. The new senior credit facility is secured by accounts receivable, property, equipment and general intangible assets of the Company's subsidiaries.

      Also, in connection with the extinguishment of its old revolving and term credit arrangements upon funding of the new senior credit facility in October 1997, the Company paid prepayment penalties of $323,000 and charged to expense unamortized debt origination costs of $299,000. In addition, the Company realized a gain of $591,000 in November 1997 from the prepayment of a supplier note. As a result of these transactions, the Company incurred a net extraordinary loss of $31,000 ($19,000 net of tax) during the quarter ended December 27, 1997.

12.   Commitments and Contingencies

      The Company utilizes fiberglass, resin and steel as the primary raw materials in its production processes. Fiberglass is occasionally in short supply and subject to price fluctuations in response to market demands. The Company entered into a supply agreement with a major supplier, which requires that the supplier provide and the Company purchase at least 90% of the Company's fiberglass requirements from the supplier. The contract expires on December 31, 2000. In addition, the Company continues to negotiate with other vendors to ensure a continued supply of fiberglass to meet the Company's production needs. The Company is also a significant purchaser of resin and steel. The Company does not depend upon any single supplier or source for steel or resin requirements.

      The Company has not encountered any significant difficulty to date in obtaining raw materials in sufficient quantities to support its operations at current or expected near-term future levels. However, any disruption in raw material supply or abrupt increases in raw material prices could have an adverse effect on the Company's operations.

      The Company and its subsidiaries are, from time to time, subject to various lawsuits and claims and other actions arising out of the normal course of business. The Company is also subject to contingencies pursuant to environmental laws and regulations that in the future may require the Company to take action to correct the effects on the environment of prior manufacturing and waste disposal practices. In management's opinion, recorded accruals for environmental liabilities are appropriate based on existing facts and circumstances. Under more adverse circumstances, however, this potential liability could be higher. Current year expenditures were not material.

      While the effect on future results of these items is not subject to reasonable estimation because considerable uncertainty exists, in the opinion of management and Company counsel, the ultimate liabilities resulting from such claims will not materially affect the consolidated financial position, results of operations or cash flows of the Company.

13.   Seasonality

      The Company's operating results are affected by the annual construction season slowdown resulting from winter weather especially in the period December through March. The underground fiberglass tank products are especially impacted during the winter months. The Company believes that the effects of seasonality will be less severe in the future, as the Company continues to expand and diversify its product offerings.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

      Since inception in 1994, the Company has acquired five businesses. Due to the magnitude of these acquisitions and the integration of the acquired operations with the Company's existing businesses, results of operations for prior periods are not necessarily comparable with or indicative of current or future periods. Each of the acquisitions has been accounted for under the purchase method of accounting. Accordingly, the acquired businesses have been included in the Company's results of operations from the date of acquisition.

      The Company was formed in December 1994 to acquire certain assets and assume certain liabilities of the fiberglass composite underground storage tanks ("USTs") business of Owens Corning, including five manufacturing facilities. The purchase price was $16.6 million consisting of $5.6 million in cash, $9.3 million in notes payable and approximately $1.7 million in acquisition costs. The Company significantly restructured the operations of this business at the time of purchase. Two of the five manufacturing facilities of the business were closed, resulting in a significant reduction in fixed manufacturing overhead. Operating costs were significantly reduced throughout the Company, in part through the elimination of approximately 20 management positions. The Company sold the two closed and idle manufacturing facilities in fiscal 1996.

      In October 1995, the Company acquired certain assets and assumed certain liabilities of Hoover Containment, Inc., a manufacturer of steel rectangular aboveground storage tanks ("ASTs"). The purchase price of $5.5 million consisted of $5.4 million in cash and acquisition costs of approximately $100,000. The addition of the steel rectangular AST product line enabled the Company to offer a broader line of containment products and to expand its customer base. These two businesses form the Company's Containment Products Group.

      In February 1997, the Company acquired Ershigs, Inc. ("Ershigs"), a manufacturer of engineered fiberglass reinforced products ("FRP"), as the first of the Company's Engineered Products Group. The $6.1 million purchase price consisted of $5.0 million in cash, $1.0 million in a note payable and acquisition costs of approximately $80,000. Substantial operational changes were made upon the purchase of Ershigs, including the closing of one of Ershigs' three manufacturing plants and the restructuring of most of Ershigs' sales, general and administrative functions, which enabled the Company to enhance profitability.

      In October 1997, the Company acquired SEFCO, Inc. ("SEFCO") for approximately $5.1 million in net cash and $100,000 in direct acquisition costs. SEFCO is a manufacturer of engineered field-erected aboveground steel tanks. In October 1997, the Company also acquired GL&V LaValley Construction, Inc. ("LaValley") for $4.3 million in cash and $100,000 in direct acquisition costs. LaValley manufactures engineered FRP products. LaValley and SEFCO, together with Ershigs, form the Company's Engineered Products Group.

Results of Operations

Three months ended December 27, 1997 compared with three months ended December 28, 1996

         Net sales increased $7.9 million, or 47%, to $24.9 million in the second quarter of fiscal 1998 from $17 million in the same quarter of fiscal 1997. $6.2 million of the increase resulted from the inclusion of the Ershigs, LaValley and SEFCO companies acquired in February 1997 (Ershigs) and October 1997 (LaValley and SEFCO). The three acquired companies form the Company's Engineered Products Group. The remaining $1.7 million increase in sales resulted from a 10% increase in sales at the Company's Containment Products Group from $17 million in the fiscal 1997 period to $18.7 million in the fiscal 1998 period due to strong demand for the Company's petroleum storage tank products.

         Gross profit increased $2.5 million, or 79%, to $5.7 million in the fiscal 1998 period from $3.2 million in the fiscal 1997 period. $1.7 million of the increase was related to the addition of the Engineered Products Group with the remaining $800,000 derived from increased gross profit in the Containment Products Group. Gross margin for the Company increased to 23% from 18.9% in the prior year quarter due to an increase in the Containment Products Group gross margins from 18.9% in the prior fiscal period to 21.3% in the current fiscal period. The margins at the Containment Products Group increased as a result of better raw material pricing and better volume through the Group's facilities. Also favorably impacting margins in the quarter was the inclusion of the higher margin Engineered Products Group in the fiscal 1998 period. The margins at the Engineered Products Group were 28.1% for the quarter.

         Selling, general and administrative expenses for the fiscal 1998 second quarter totaled $4.4 million (17.7% of revenues), compared with $2.5 million (15% of revenues) in the prior year fiscal period. $1.1 million of the increase was due to the inclusion of the Engineered Products Group in the fiscal 1998 period with the balance of the increase resulting from higher Corporate expenses associated with the Company's growth and increased sales and administrative expenses at the Containment Products Group.

         As a result of the Company refinancing its credit facilities in October 1997, the Company paid prepayment penalties of $323,000 and charged to expense unamortized debt organization costs of $299,000. In addition, the Company realized a gain of $591,000 in the 1998 fiscal quarter from the prepayment of a supplier note. As a result of these transactions, the Company incurred a net extraordinary loss of $31,000 ($19,000 net of tax) in the second quarter of fiscal 1998.

         The Company's provision for income taxes differs from the U.S. statutory rate due to the non-recurring compensation charge, state income taxes and other permanent differences.

         Due to the above factors, net income before extraordinary charges increased from $130,000 in the prior fiscal year period to $580,000 in the current fiscal year period. Earnings per diluted share before extraordinary item increased from $0.04 to $0.17. Net income after extraordinary item and earnings per diluted share for the second quarter of fiscal 1998 were $561,000 and $0.16, respectively.

Six months ended December 27, 1997 compared with six months ended December 28, 1996

         Net sales increased $12.2 million, or 35%, to $46.9 million in the first six months of fiscal 1998 from $34.7 million in the same period of fiscal 1997. $10.2 million of the increase resulted from the inclusion in the fiscal 1998 period of the Company's Engineered Products Group. The remaining $2 million increase in sales resulted from a 5.8% increase in sales at the Company's Containment Products Group from $34.7 million in the fiscal 1997 period to $36.7 million in the fiscal 1998 period due to strong demand for the Company's petroleum storage tank products.

         Gross profit increased $3.6 million, or 52%, to $10.6 million in the fiscal 1998 period from $7.0 million in the fiscal 1997 period. $2.8 million of the increase was related to the addition of the Engineered Products Group with the remaining $800,000 derived from increased gross profit in the Containment Products Group. Gross margin for the Company increased to 22.5% from 20.1% in the prior year period due in part to an increase in the Containment Products Group gross margins from 20.1% in the prior fiscal period to 21.2% in the current fiscal period. The margins at the Containment Products Group increased as a result of better raw material pricing and better volume through the Group's facilities. Also favorably impacting margins in the six months was the inclusion of the higher margin Engineered Products Group in the fiscal 1998 period. The margins at the Engineered Products Group were 27.2% for the period.

         Selling, general and administrative expenses for the first six months of fiscal 1998 totaled $8.2 million (17.6% of revenues) compared to $5.3 million (15.4% of revenues) in the prior fiscal period. $2 million of the increase was due to the inclusion of the Engineered Products Group in the fiscal 1998 period with the remaining increase resulting from higher Corporate expenses associated with the Company's growth and increased sales and administrative expenses at the Containment Products Group.

         The Company recognized a $2.3 million non-recurring compensation charge in the first quarter of fiscal 1998 due to the exchange of subsidiary stock options for Denali stock options.

         Interest expense increased $100,000 from $1.0 million in the first six months of the prior year to $1.1 million in the current year period due to the addition of debt resulting from the Engineered Products Group acquisitions.

         The Company's provision for income taxes differs from the U.S. statutory rate due to the non-recurring compensation charge, state income taxes and other permanent differences.

         As a result of the Company refinancing its credit facilities in October 1997, the Company paid prepayment penalties of $323,000 and charged to expense unamortized debt organization costs of $299,000. In addition, the Company realized a gain of $591,000 in the 1998 fiscal quarter from the prepayment of a supplier note. As a result of these transactions, the Company incurred a net extraordinary loss of $31,000 ($19,000 net of tax) in the second quarter of fiscal 1998.

         Due to the above factors, net loss before extraordinary charges in the first six months of fiscal 1998 was $(1,385,000), or $(0.52) per diluted share, compared with net income of $423,000, or $0.16 per diluted share, in the prior year six month period. Net income and earnings per diluted share for the first six months of fiscal 1998 before the $2.3 million non-recurring compensation charge were $927,000 and $0.33, respectively, before extraordinary item. Net loss after extraordinary item and loss per diluted share for the six months of fiscal 1998 were $(1,404,000) and $(0.53), respectively.

Liquidity and Capital Resources

         As further described in Note 8 to the Denali Incorporated Consolidated Financial Statements, the Company received net proceeds of $26 million, after expenses, from its initial public offering completed in the second quarter.

         Working capital at December 27, 1997 was $16.7 million, as compared to
$8.0 million at June 28, 1997.   The increase in working capital is primarily
due to the October 1997 acquisitions, excess proceeds from the initial public offering and improved operating cash flow. Cash provided by operating activities for the six months ended December 31, 1997 was $2.8 million compared to $1.3 million for the same period last year. The improvement in cash provided by operating activities is primarily a result of a $485,000 increase in net income, before an adjustment of $2.3 million for a non-recurring compensation charge, along with increased collections of accounts receivable.

         The principal uses of cash for the six months ended December 27, 1997 were to fund acquisitions (net of cash acquired) of $9.6 million, net repayment of bank debt of $10.0 million, redemption of Series A Preferred Stock totaling $1.4 million, including accrued and unpaid dividends, and capital expenditures of $486,000.

         The Company's credit facility with its principal lender provides for revolving lines of credit and secured term loans of up to an aggregate of $30.2
million.   As of December 27, 1997, the Company had outstanding indebtedness of
$10.0 million under the term loans and $500,000 under the revolving lines of credit. Borrowings under this credit facility are secured by liens on substantially all of the Company's assets. See Note 11 of Notes to the Consolidated Financial Statements for certain information regarding the credit facility. The credit facility bears interest per annum at varying rates of LIBOR plus a margin ranging from 2 3/4% to 3% or the prime rate plus 1/2%.
The credit facility has a five year term.

         The Company also has $1.0 million in Industrial Revenue Bonds ("IRBs") assumed in connection with its acquisition of the Owens Corning fiberglass composite UST business. The IRBs bear interest at 9.9% per annum, mature in February 2001 and are secured by the Company's Conroe, Texas manufacturing facility.

         The Company anticipates that its operating cash flows and available line of credit will be adequate to fund future capital commitments and working capital requirements for the next 12 months.

Impact of Year 2000 Issues

         Some of the Company's older computer programs were written using two digits rather than four to define the applicable year. As a result, those computer programs have time-sensitive software that recognize a date using "00" as the year 1900 rather than the year 2000. This could cause a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

         The Company is currently assessing the impact of the year 2000 on its computer software, hardware and other systems, including those of vendors, customers and other third parties. The Company anticipates completing its assessment no later than June 1998. Also, the Company believes that with modifications to existing software and conversions to new software, the year 2000 issue will not pose significant operational problems for its computer systems. The potential expense to ensure that all of the computer and other systems are year 2000 compliant cannot be determined until such an assessment is completed.

Information Relating to Forward-Looking Statements

         This Form 10-Q contains certain forward-looking statements as such term is defined in the Private Securities Litigation Reform Act of 1995 and information relating to the Company and its subsidiaries that are based on the beliefs of the Company's management, as well as assumptions made by and information currently available to the Company's management. When used in this report, the words, "anticipate", "believe", "estimate", "expect" and "intend" and words or phrases of similar import, as they relate to the Company or its subsidiaries or Company management, are intended to identify forward-looking statements. Such statements reflect the current risks, uncertainties and assumptions related to certain factors including, without limitations, competitive factors, general economic conditions, customer relations, relationships with vendors, the interest rate environment, governmental regulation and supervision, seasonality, distribution networks, product introductions and acceptance, technological change, changes in industry practices, onetime events and other factors described herein. Based upon changing conditions, should any one or more of these risks or uncertainties materialize, or should any underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended.

                          PART II.  OTHER INFORMATION



Item 1.          Legal Proceedings

         The information set forth in Note 12 to Notes to Consolidated Financial Statements in Part I of this report is incorporated by reference thereto.

Item 2.          Changes in Securities

         On November 20, 1997, the Securities and Exchange Commission declared the Company's registration statement on Form S-1, File No. 333-36857, effective, and the offering commenced on that date. Such registration statement registered the sale at an offering price of $13.00 per share for 2,100,000 shares of common stock by the Company, and the sale, pursuant to over-allotment options granted to the underwriters, of up to an additional 315,000 shares of common stock by the Company for an aggregate of 2,415,000 shares of common stock registered at an aggregate offering price of $31,395,000. On November 21, 1997, the Company sold 2,100,000 shares of the Company's common stock. On December 3, 1997, the underwriters purchased an additional 176,000 shares of common stock from the Company pursuant to the over-allotment options, at which time the offering was terminated with an aggregate of 2,276,000 shares of common stock sold at an aggregate price of $29,588,000. The Company received $27,500,000 of the total proceeds. Morgan Keegan & Company, Inc. and Rauscher Pierce Refsnes, Inc. were the underwriters of the offering.

         Total expenses incurred were approximately $3.6 million, consisting of $2.1 million of underwriting discounts and commissions, and approximately $1.5 million of accounting, legal and other expenses. After deducting the Company's underwriting commissions and other expenses, the net proceeds to the Company were approximately $26.0 million. None of such expenses were paid directly or indirectly to directors or officers of the Company or to any person owning 10% or more of any class of equity securities of the Company or to any affiliates of the Company.

         Of the approximately $26.0 million of net proceeds to the Company from the offering, the Company repaid approximately $11.7 million of the outstanding indebtedness under its credit facilities, repaid $195,000 for a bank note payable, repaid $6.7 million of the subordinated unsecured note payable to a supplier, repaid a $1.1 million unsecured note (including interest) to a seller and redeemed the outstanding shares of preferred stock of the Company totaling approximately $1.4 million, including accrued and unpaid dividends.

Item 3.          Defaults Upon Senior Securities

         None

Item 4.          Submission of Matters to a Vote of Security Holders

         None

Item 5.          Other Information

         Stephen T. Harcrow, Chairman of the Board and Chief Executive Officer of the Company, was diagnosed in January 1998 with enlarged lymphatic nodes within the abdominal cavity determined to be malignant. Mr. Harcrow continues to perform his duties as Chairman of the Board and Chief Executive Officer of the Company, but there is no assurance as to how long he will be able to continue to do so. Mr. Ed de Boer, Chief Operating Officer of the Company since November 1, 1997, was elected President of the Company on January 29, 1998 and will continue to serve as Chief Operating Officer.

Item 6.          Exhibits and Reports on Form 8-K.

         A.      Exhibits

                 27    Financial Data Schedule

         B.      Reports on Form 8-K

                 The Company filed no reports on Form 8-K during the quarter ended December 27, 1997.

                                   SIGNATURES




         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        DENALI INCORPORATED
                                        (Registrant)




Date:    February 10, 1998              /s/ R. Kevin Andrews
                                        -------------------------
                                        R. Kevin Andrews
                                        Chief Financial Officer
                                            (Principal Financial Officer and
                                             Principal Accounting Officer)

                               INDEX TO EXHIBITS





Exhibit
Number   Description of Exhibit
------   ----------------------

 27      Financial Data Schedule