Form 10-Q
period 1998-03-28
DENALI INC
filed 1998-05-08
CIK 1046594

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q



(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 28, 1998

                                       OR

[   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
        EXCHANGE ACT OF 1934.

Commission File Number   000-23353
                      ----------------------------------------------------------

                               Denali Incorporated
--------------------------------------------------------------------------------
                    (Exact Name of Registrant in its Charter)

           Delaware                                     76-0454641
--------------------------------------------------------------------------------
(State or Other Jurisdiction of                     (I.R.S. Employer
Incorporation or Organization)                     Identification No.)

1360 Post Oak Blvd., Suite 2250, Houston, Texas            77056
--------------------------------------------------------------------------------
   (Address of Principal Executive Officers)             (Zip Code)

                                  713-627-0933
--------------------------------------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                           Yes    X     No
                                              ------      ------

As of April 30, 1998, the number of shares of common stock outstanding was 4,819,654.

                               DENALI INCORPORATED
                 FORM 10-Q FOR THE QUARTER ENDED MARCH 28, 1998

                                      INDEX



                                                                                                                            Page No.
                                                                                                                            --------

PART I.           FINANCIAL INFORMATION
Item 1.           Financial Statements (Unaudited)

                  Consolidated Balance Sheets - June 28, 1997 and March 28, 1998 ........................................         1

                  Consolidated Statements of Operations - Three and Nine Months Ended
                  March 29, 1997 and March 28, 1998......................................................................         2

                  Consolidated Statement of Stockholders' Equity (Deficit) -
                  March 28, 1998 ........................................................................................         3

                  Consolidated Statements of Cash Flows - Nine Months Ended
                  March 29, 1997 and March 28, 1998......................................................................         4

                  Notes to Consolidated Financial Statements - March 28, 1998............................................         5

Item 2.           Management's Discussion and Analysis of Financial Condition and
                  Results of Operations .................................................................................        10


PART II.          OTHER INFORMATION

Item 1.           Legal Proceedings .....................................................................................        15

Item 2.           Changes in Securities..................................................................................        15

Item 3.           Defaults Upon Senior Securities .......................................................................        15

Item 4.           Submission of Matters to a Vote of Security Holders....................................................        15

Item 5.           Other Information......................................................................................        15

Item 6.           Exhibits and Reports on Form 8-K.......................................................................        15

Signatures        .......................................................................................................        17

Index to  Exhibits ......................................................................................................        18

                          PART I. FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS

                               DENALI INCORPORATED
                           CONSOLIDATED BALANCE SHEETS



                                                                    March 28,   June 28,
                                                                      1998       1997
                                                                    --------    --------
                                                                  (Unaudited)    (Note)
                                    ASSETS                             (In thousands)

Current assets:
       Cash                                                         $    369    $    330
       Investment in equity securities                                   310          --
       Accounts and notes receivable, net of allowances of
              $736,000 at March 28, 1998 and $605,000
              at June 28, 1997                                        15,161      17,376
       Inventories                                                     8,057       6,686
       Income tax receivable                                             111          40
       Prepaid expenses                                                1,819         913
       Deferred tax assets                                               769         934
                                                                    --------    --------
Total current assets                                                  26,596      26,279
Property, plant and equipment, net                                    12,637       7,695
Assets held for sale                                                     699       1,520
Notes receivable                                                         178         907
Goodwill, net                                                          5,714       1,620
Deferred tax assets                                                    1,530       1,953
Other assets                                                           1,264       1,110
                                                                    --------    --------
Total assets                                                        $ 48,618    $ 41,084
                                                                    ========    ========

                   LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
       Accounts payable                                             $  9,049    $ 10,173
       Accrued liabilities                                             4,472       5,249
       Notes payable                                                      --       1,460
       Current maturities of long-term debt                              740       1,378
                                                                    --------    --------
Total current liabilities                                             14,261      18,260
Long-term debt, less current maturities                                6,421      21,186
Other long-term liabilities                                              616         979
Series A Preferred Stock, redeemable at $250 per share,
       $.01 par value:
       Authorized shares - 1,004,800
       Issued and outstanding shares - None at March 28, 1998
              and 4,800 at June 28, 1997                                  --       1,200
Commitments and contingencies
Stockholders' equity (deficit):
       Common stock, $.01 par value
              Authorized shares - 30,000,000
              Issued and outstanding shares - 4,815,109 at
              March 28, 1998 and 2,184,910 at June 28, 1997               48          22
       Additional paid-in capital                                     29,193         297
       Retained deficit                                               (1,921)       (860)
                                                                    --------    --------
Total stockholders' equity (deficit)                                  27,320        (541)
                                                                    --------    --------
Total liabilities and stockholders' equity (deficit)                $ 48,618    $ 41,084
                                                                    ========    ========

                             See accompanying notes.

Note: The balance sheet at June 28, 1997 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

                               DENALI INCORPORATED
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)





                                                                 Three months ended         Nine months ended
                                                               ----------------------    ----------------------
                                                               March 28,     March 29,   March 28,    March 29,
                                                                 1998          1997        1998          1997
                                                               ---------    ---------    ---------    ---------
                                                                 (In thousands, except per share amounts)


Net sales                                                      $ 21,587    $ 13,906    $ 68,480    $ 48,579
Cost of sales                                                    17,302      11,818      53,634      39,529
                                                               --------    --------    --------    --------
Gross profit                                                      4,285       2,088      14,846       9,050
Selling, general and administrative expenses                      3,972       2,630      12,218       7,958
Non-recurring compensation expense                                   --          --       2,312          --
                                                               --------    --------    --------    --------
Operating income (loss)                                             313        (542)        316       1,092
Interest expense                                                    209         481       1,302       1,474
Interest income                                                     (58)        (29)       (105)        (89)
Other income, net                                                   (52)        (58)       (278)       (170)
                                                               --------    --------    --------    --------
Income (loss) before income taxes                                   214        (936)       (603)       (123)
Income tax expense                                                   79        (449)        647         (59)
                                                               --------    --------    --------    --------
Net income (loss) before extraordinary item                         135        (487)     (1,250)        (64)
Extraordinary income on early extinguishment of
  debt,  net of income tax (see Note 11)                            238          --         219          --
                                                               --------    --------    --------    --------
Net income (loss)                                                   373        (487)     (1,031)        (64)
Dividends on Series A Preferred Stock                                --         (30)        (30)        (90)
                                                               --------    --------    --------    --------
Net income (loss) attributable to common stock                 $    373    $   (517)   $ (1,061)   $   (154)
                                                               ========    ========    ========    ========

Net income (loss) per common share:
  Income (loss) before extraordinary item                      $   0.03    $  (0.24)   $  (0.38)   $  (0.07)
  Extraordinary item                                               0.05          --        0.07          --
                                                               --------    --------    --------    --------
  Net income (loss) per common share                           $   0.08    $  (0.24)   $  (0.31)   $  (0.07)
                                                               ========    ========    ========    ========

Net income (loss) per common share assuming dilution:
  Income (loss) before extraordinary item                      $   0.03    $  (0.24)   $  (0.38)   $  (0.07)
  Extraordinary item                                               0.05          --        0.07          --
                                                               --------    --------    --------    --------
  Net income (loss) per common share
      assuming dilution                                        $   0.08    $  (0.24)   $  (0.31)   $  (0.07)
                                                               ========    ========    ========    ========


                             See accompanying notes.

                               DENALI INCORPORATED
            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                                   (UNAUDITED)




                                            Common    Common
                                            Stock      Stock     Paid-In    Retained
                                            Shares     Amount    Capital     Deficit     Total
                                           --------   --------   --------   --------    --------
                                                              (In thousands)

Balance at June 28, 1997                      2,185   $     22   $    297   $   (860)   $   (541)

Exchange of employee stock options               --         --      2,312         --       2,312
Issuance of common stock                      2,276         23     25,994         --      26,017
Exercise of employee stock options              354          3        590         --         593
Dividends declared                               --         --         --        (30)        (30)
Net loss                                         --         --         --     (1,031)     (1,031)
                                           --------   --------   --------   --------    --------

Balance at March 28, 1998                     4,815   $     48   $ 29,193   $ (1,921)   $ 27,320
                                           ========   ========   ========   ========    ========

                               DENALI INCORPORATED
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)



                                                                      Nine months ended
                                                                  ------------------------
                                                                  March 28,      March 29,
                                                                     1998          1997
                                                                  ----------     ---------
                                                                       (In thousands)
OPERATING ACTIVITIES:
Net loss                                                           $ (1,031)   $    (64)
Adjustments to reconcile net loss to net cash
   provided by operating activities:
       Non-recurring compensation expense                             2,312          --
       Depreciation                                                   1,027         750
       Amortization                                                     182         125
       Provision for losses on accounts receivable                       42          49
       Gain on sale of property, plant and equipment and
              assets held for sale                                       --         (52)
       Changes in operating assets and liabilities:
              Accounts receivable                                     5,327       1,058
              Inventories                                            (1,243)       (199)
              Prepaid expenses                                         (870)       (159)
              Other assets                                             (536)       (194)
              Accounts payable                                       (2,027)       (349)
              Accrued liabilities                                    (1,373)        322
              Income tax receivable/payable                             (20)        222
                                                                   --------    --------
Net cash provided by operating activities                             1,790       1,509

INVESTING ACTIVITIES:
Acquisitions, net of cash acquired                                   (9,610)     (4,825)
Purchases of property, plant and equipment                           (1,748)       (448)
Proceeds from sale of property, plant and equipment and
   assets held for sale                                                 764          60
Payments on notes receivable                                            816          20
Sale (Purchases) of equity securities                                  (310)        505
                                                                   --------    --------
Net cash used in investing activities                               (10,088)     (4,688)

FINANCING ACTIVITIES:
Proceeds from note issuance                                              --         500
Proceeds from common stock issuance                                  26,017          --
Proceeds from exercise of stock options                                 593          --
Redemption of preferred stock                                        (1,200)         --
Preferred stock dividends paid                                         (210)         --
Net borrowings (payments) under revolving lines of credit           (10,465)      1,484
Net borrowings (payments) on term notes and other long-term debt     (6,398)      1,230
                                                                   --------    --------
Net cash provided by (used in) financing activities                   8,337       3,214

Increase in cash                                                         39          35
Cash at beginning of period                                             330         124
                                                                   --------    --------
Cash at end of period                                              $    369    $    159
                                                                   ========    ========

                             See accompanying notes.

                               DENALI INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)




1.     GENERAL

              The consolidated financial statements of Denali Incorporated and its wholly-owned subsidiaries (the "Company") included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. The Company believes that the presentations and disclosures herein are adequate to make the information not misleading. In the opinion of management, the consolidated financial statements reflect all elimination entries and adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the interim periods.

       The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full year. These consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes included in the Company's registration statement on Form S-1 filed with the SEC on November 20, 1997.

2.     SIGNIFICANT ACCOUNTING POLICIES

INVESTMENTS IN EQUITY SECURITIES

       The Company determines the appropriate classification of investments in equity securities at the time of purchase and confirms such designation as of the balance sheet date. Marketable equity securities are classified as available-for-sale securities and are stated at fair value, with any unrealized gains and losses, net of tax, reported as a separate component of stockholders' equity. Realized gains and losses are recognized based on the specific-identification method for equity securities sold. The Company's investments are in a mutual fund that invests principally in high quality, short-term U.S. dollar denominated money market instruments. As of March 28, 1998, the fair value of investments in equity securities, using quoted market prices, approximates their carrying value.

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

3.     INVENTORIES

       Inventories are summarized below (in thousands):



                                                               March 28, 1998    June 28, 1997
                                                               --------------   --------------

Finished goods                                                 $        3,768   $        2,147
Raw materials                                                           3,015            2,805
Work in process                                                         1,274            1,734
                                                               --------------   --------------
                                                               $        8,057   $        6,686
                                                               ==============   ==============


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

5.     PER SHARE INFORMATION

       The following table sets forth the weighted average shares outstanding for the computation of basic and diluted earnings per share:



                                                             Three months ended      Nine months ended
                                                          ---------------------   ---------------------
                                                          March 28,   March 29,   March 28,   March 29,
                                                            1998         1997       1998        1997
                                                          ---------   ---------   ---------   ---------
                                                                          (share data in thousands)
Weighted average common shares outstanding                    4,726       2,185       3,374       2,185
Dilutive securities - employee stock options                    113          --          --          --
                                                          ---------   ---------   ---------   ---------
Weighted average common shares outstanding
  assuming full dilution                                      4,839       2,185       3,374       2,185
                                                          =========   =========   =========   =========


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

       Effective October 1997, the Company acquired all of the issued and outstanding stock of GL&V/LaValley Construction, Inc. ("LaValley"), a manufacturer and installer of fiberglass-reinforced plastic products. The acquisition was accounted for under the purchase method of accounting whereby the assets and liabilities of the acquired company were adjusted to their estimated fair values at the acquisition date. Under the purchase agreement, the Company acquired net assets of $3.0 million, subject to finalization, in exchange for $4.3 million in cash and incurred approximately $100,000 in acquisition costs resulting in the recording of goodwill of approximately $1.4 million. The consolidated financial statements reflect all operations for the acquired company since the date of acquisition.

       The following unaudited results of operations have been prepared assuming the acquisitions had occurred as of the beginning of the periods presented. These results are not necessarily indicative of results of future operations nor of results that would have occurred had the acquisitions been consummated as of the beginning of the periods presented.


                                                          Nine months ended
                                                       ------------------------
                                                        March 28,     March 29,
                                                          1998          1997
                                                       ----------    ----------
                                                       (In thousands, except per
                                                             share amounts)

Net sales                                              $   74,512    $   77,892
Net loss                                               $     (848)   $   (1,440)
Net loss per common share assuming dilution            $    (0.26)   $    (0.70)

11.    LONG-TERM DEBT

       On October 24, 1997, the Company's subsidiaries entered into a senior credit facility, as amended, with a new bank to refinance its revolving and term credit arrangements at its wholly-owned subsidiaries, Fluid Containment, Inc., Hoover Containment, Inc. and Ershigs, and to finance the acquisitions of LaValley and SEFCO. This credit facility was amended and restated on March 23, 1998. The amended and restated credit facility provides for a maximum of $23.0 million revolving credit notes due in October 2002, and a maximum of $6.2 million in term loans with equal monthly payments of $51,816 plus interest due in October 2002 or upon the termination of the revolving credit notes. The new revolving credit notes provide for borrowings, at the Company's option, at either the Bank's prime rate or varying rates of LIBOR plus a margin ranging from 1.25% to 2%. Borrowings under the new revolving credit notes will be based on accounts receivable and inventory as specified in the agreement's borrowing base formula. The term loans provide for borrowings, at the Company's option, at either the Bank's prime rate or varying rates of LIBOR plus a margin ranging from 1.25% to 2%. The new senior credit facility provides availability for letters of credit up to $5.0 million subject to availability of borrowing capacity under the revolving credit notes. The new senior credit facility requires the Company's subsidiaries to maintain certain financial covenants and requires an annual fee of 0.250% on the unused portion of the revolving credit notes. The new senior credit facility is secured by accounts receivable, property, equipment and general intangible assets of the Company's subsidiaries.

       Also, in connection with the extinguishment of its old revolving and term credit arrangements upon funding of the new senior credit facility in October 1997, the Company paid prepayment penalties of $323,000 and charged to expense unamortized debt origination costs of $299,000. In addition, the Company realized gains of $591,000 and $384,000 in November 1997 and March 1998, respectively, from the prepayment of a supplier note. As a result of these transactions, the Company incurred a net extraordinary gain of $353,000 ($219,000 net of tax) for the nine months ended March 28, 1998.

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

       While the effect on future results of these items is not subject to reasonable estimation because considerable uncertainty exists, in the opinion of management, the ultimate liabilities resulting from such claims will not materially affect the consolidated financial position, results of operations or cash flows of the Company.

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

14.    SUBSEQUENT EVENTS

        On April 16, 1998, Denali Incorporated announced the signing of a definitive agreement to purchase 100 percent of the outstanding stock of CC&E/RPS Inc. ("CC&E") from Reinforced Plastics Systems Inc. of Mahone Bay, Nova Scotia, Canada. CC&E is a leading North American field constructor of fiberglass-reinforced plastic products. The stock purchase excludes the European assets of CC&E.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

       Denali Incorporated is a provider of products and services for handling critical fluids, which are liquids, liquid mixtures, and slurries that are economically valuable or potentially hazardous to the environment. The company is a manufacturer of fiberglass-composite, underground storage tanks; steel, aboveground storage tanks; and engineered, fiberglass-reinforced plastic-composite products for corrosion-resistant applications.

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

RESULTS OF OPERATIONS

Three months ended March 28, 1998 compared with three months ended March 29,
1997

         Net sales increased $7.7 million, or 55%, to $21.6 million in the third quarter of fiscal 1998 from $13.9 million in the same quarter of fiscal 1997. $5.9 million of the increase resulted from the inclusion of the Ershigs, LaValley and SEFCO companies acquired in February 1997 (Ershigs) and October 1997 (LaValley and SEFCO). The three acquired companies form the Company's Engineered Products Group. The remaining $1.8 million increase in sales resulted from a 14% increase in sales at the Company's Containment Products Group from $12.6 million in the fiscal 1997 period to $14.4 million in the fiscal 1998 period due to strong demand for the Company's petroleum storage tank products.

         Gross profit increased $2.2 million, or 105%, to $4.3 million in the fiscal 1998 period from $2.1 million in the fiscal 1997 period. $1.5 million of the increase was related to the addition of the Engineered Products Group with the remaining $700,000 derived from increased gross profit in the Containment Products Group. Gross margin for the Company increased to 19.8% from 15% in the prior year quarter due in part to an increase in the Containment Products Group gross margins from 14.7% in the prior fiscal period to 17.6% in the current fiscal period. The margins at the Containment Products Group increased as a result of better volume through the Group's facilities and better raw material pricing. Also favorably impacting margins in the quarter was the inclusion of the higher margin Engineered Products Group in the fiscal 1998 period. The margins at the Engineered Products Group were 24.3% for the quarter.

         Selling, general and administrative expenses for the fiscal 1998 third quarter totaled $4 million (18.4% of revenues), compared with $2.6 million (18.9% of revenues) in the prior year fiscal period. $1 million of the increase was due to the inclusion of the Engineered Products Group in the fiscal 1998 period with the balance of the increase resulting from both higher corporate expenses associated with the Company's growth and increased sales and administrative expenses at the Containment Products Group.

         Interest expense decreased $272,000 from $481,000 in the 1997 fiscal quarter to $209,000 in the 1998 fiscal quarter due to the use of proceeds from the initial public offering to reduce the Company's indebtedness as described in
Note 8 of the Notes to the Consolidated Financial Statements.

         The Company realized a gain of $384,000 in the 1998 fiscal quarter from the prepayment of a supplier note. This transaction was recorded as an extraordinary gain of $238,000 net of tax in the third quarter of fiscal 1998.

         The Company's provision for income taxes differs from the U.S. statutory rate due to state income taxes and other permanent differences.

         Due to the above factors, net income (loss) before extraordinary item increased from $(487,000) in the prior fiscal year period to $135,000 in the current fiscal year period. Net income (loss) per diluted share before extraordinary item increased from $(0.24) to $0.03. Net income after extraordinary item and earnings per diluted share for the third quarter of fiscal 1998 were $373,000 and $0.08, respectively.

Nine months ended March 28, 1998 compared with nine  months ended March 29, 1997

         Net sales increased $19.9 million, or 41%, to $68.5 million in the first nine months of fiscal 1998 from $48.6 million in the same period of fiscal 1997. $16.1 million of the increase resulted from the inclusion in the fiscal 1998 period of the Company's Engineered Products Group. The remaining $3.8 million increase in sales resulted from an 8% increase in sales at the Company's Containment Products Group from $47.3 million in the fiscal 1997 period to $51.1 million in the fiscal 1998 period due to strong demand for the Company's petroleum storage tank products.

         Gross profit increased $5.8 million, or 64%, to $14.8 million in the fiscal 1998 period from $9 million in the fiscal 1997 period. $4.3 million of the increase was related to the addition of the Engineered Products Group with the remaining $1.5 million derived from increased gross profit in the Containment Products Group. Gross margin for the Company increased to 21.7% from 18.6% in the prior year period due in part to an increase in the Containment Products Group gross margins from 18.7% in the prior fiscal period to 20.2% in the current fiscal period. The margins at the Containment Products Group increased as a result of better volume through the Group's facilities and better raw material pricing. Also favorably impacting margins in the nine months was the inclusion of the higher margin Engineered Products Group in the fiscal 1998 period. The margins at the Engineered Products Group were 26% for the period.

         Selling, general and administrative expenses for the first nine months of fiscal 1998 totaled $12.2 million (17.8% of revenues) compared to $8 million (16.4% of revenues) in the prior fiscal period. $2.9 million of the increase was due to the inclusion of the Engineered Products Group in the fiscal 1998 period with the remaining increase resulting from both higher corporate expenses associated with the Company's growth and increased sales and administrative expenses at the Containment Products Group.

         The Company recognized a $2.3 million non-recurring compensation charge in the first quarter of fiscal 1998 due to the exchange of subsidiary stock options for Denali stock options.

         Interest expense decreased $172,000 from $1.5 million in the first nine months of the prior year to $1.3 million in the current year period due to the use of proceeds from the initial public offering to reduce the Company's indebtedness as discussed in Note 8 of Notes to the Consolidated Financial Statements.

         The Company's provision for income taxes differs from the U.S. statutory rate due to the non-recurring compensation charge, state income taxes and other permanent differences.

         As a result of the Company refinancing its credit facilities in October 1997, the Company paid prepayment penalties of $323,000 and charged to expense unamortized debt organization costs of $299,000. In addition, the Company realized gains of $591,000 and $384,000 in November 1997 and March 1998, respectively, from the prepayment of a supplier note. As a result of these transactions, the Company incurred a net extraordinary gain of $353,000 ($219,000 net of tax) in the first nine months of fiscal 1998.

         Due to the above factors, net loss before extraordinary charges in the first nine months of fiscal 1998 was $(1,250,000), or $(0.38) per diluted share, compared with a net loss of $(64,000), or $(0.07) per diluted share, in the prior year nine month period. Net income and earnings per diluted share for the first nine months of fiscal 1998 before the $2.3 million non-recurring compensation charge were $1,062,000 and $0.31, respectively, before extraordinary item. Net loss after extraordinary item and loss per diluted share for the nine months of fiscal 1998 were $(1,031,000) and $(0.31), respectively.

LIQUIDITY AND CAPITAL RESOURCES

         As further described in Note 8 to the Denali Incorporated Consolidated Financial Statements, the Company received net proceeds of $26 million, after expenses, from its initial public offering completed in the second quarter.

         Working capital at March 28, 1998 was $12.3 million, as compared to $8.0 million at June 28, 1997. The increase in working capital is primarily due to the October 1997 acquisitions, excess proceeds from the initial public offering and improved operating cash flow. Cash provided by operating activities for the nine months ended March 28, 1998 was $1.8 million compared to $1.5 million for the same period last year. The improvement in cash provided by operating activities is primarily a result of a $1.3 million increase in net income, before an adjustment of $2.3 million for a non-recurring compensation charge, along with increased collections of accounts receivable, offset by an increase in inventories and reduction in payables.

         The principal uses of cash for the nine months ended March 28, 1998 were to fund acquisitions (net of cash acquired) of $9.6 million, net repayment of bank debt of $14.4 million, redemption of Series A Preferred Stock totaling $1.4 million, including accrued and unpaid dividends, and capital expenditures of $1.7 million.

         The Company's acquisition program may require significant additional capital. The Company intends to seek additional capital as necessary to fund such acquisitions through one or more funding sources that may include borrowings under the Credit Facility, or offerings of debt and/or equity securities of the Company. Cash provided by operating activities may also be used to fund a portion of future acquisitions. Although management believes that the Company will be able to obtain sufficient capital to fund acquisitions, there can be no assurances that such capital will be available to the Company at the time it is required or on terms acceptable to the Company.

         The Company's credit facility with its principal lender provides for revolving lines of credit and secured term loans of up to an aggregate of $29.2 million. As of March 28, 1998, the Company had outstanding indebtedness of $6.2 million under the term loans and no borrowings under the revolving lines of credit. Borrowings under this credit facility are secured by liens on substantially all of the Company's assets. See Note 11 of Notes to the Consolidated Financial Statements for certain information regarding the credit facility. The credit facility bears interest per annum at varying rates of LIBOR plus a margin ranging from 1.25% to 2% or the prime rate. The credit facility has a five year term.

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

                           PART II. OTHER INFORMATION



ITEM 1.           LEGAL PROCEEDINGS

         Not applicable

ITEM 2.           CHANGES IN SECURITIES

         On November 20, 1997, the Securities and Exchange Commission declared the Company's registration statement on Form S-1, File No. 333-36857, effective.
Item 2 of Part II of the Company's 10-Q for the quarter ending December 27, 1997 set forth information regarding the Company's proceeds from the offering pursuant to such registration statement and the Company's use of such proceeds. The following information has changed since such disclosure.

         As of April 30, 1998, the Company has utilized all of the $26.0 million net proceeds from the offering as follows. The Company repaid approximately $15.6 million of the outstanding indebtedness under its credit facilities, repaid $195,000 for a bank note payable, repaid $6.7 million of the subordinated unsecured note payable to a supplier, repaid a $1.1 million unsecured note (including interest) to a seller and redeemed the outstanding shares of preferred stock of the Company totaling approximately $1.4 million, including accrued and unpaid dividends. The remaining $1.0 million of net proceeds have been used for general working capital purposes.

ITEM 3.           DEFAULTS UPON SENIOR SECURITIES

         Not applicable

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable

ITEM 5.           OTHER INFORMATION

         Not applicable

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K.

         A.       Exhibits

                  10.1 Amended and Restated Credit Agreement dated March 23, 1998 among Denali Incorporated, Ershigs Biloxi, Inc., Ershigs, Inc., Fluid Containment, Inc., and SEFCO, Inc., and NationsBank of Texas, N.A., as agent, and the financial institutions named therein

                  10.2 Form of Revolving Note of Denali Incorporated pursuant to Amended and Restated Credit Agreement dated March 23, 1998

                  10.3   Guaranty dated March 23, 1998 of Denali Incorporated

                  10.4 Subsidiary Guaranty dated March 23, 1998 of Containment Solutions, Inc., Denali Management, Inc., Ershigs Biloxi, Inc., Ershigs, Inc., Fluid Containment Property, Inc., Instrumentation Solutions, Inc., Specialty Solutions, Inc., Fluid Containment, Inc., SEFCO, Inc. and Hoover Containment, Inc.

                  10.5 Security Agreement dated March 23, 1998 between Denali Incorporated and NationsBank of Texas, N.A., as agent

                  10.6 Security Agreement dated March 23, 1998 among Containment Solutions, Inc., Denali Management, Inc., Ershigs Biloxi, Inc., Ershigs, Inc., Fluid Containment Property, Inc., Instrumentation Solutions, Inc., Specialty Solutions, Inc., Fluid Containment, Inc., SEFCO, Inc., Hoover Containment, Inc. and NationsBank of Texas, N.A., as agent

                  10.7 Pledge Agreement dated March 23, 1998 between Denali Incorporated and NationsBank of Texas, N.A., as agent

                  10.8 Form of Pledge Agreement dated March 23, 1998 between NationsBank of Texas, N.A., as agent, and each of Specialty Solutions, Inc., Fluid Containment, Inc., and Ershigs, Inc.

                  27     Financial Data Schedule

         B.       Reports on Form 8-K

                  The Company filed no reports on Form 8-K during the quarter ended March 28, 1998.

                                   SIGNATURES




         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              DENALI INCORPORATED
                                              -------------------
                                                  (Registrant)




Date:   May 8, 1998                           /s/ R. Kevin Andrews
                                              -----------------------
                                              R. Kevin Andrews
                                              Chief Financial Officer
                                                (Principal Financial Officer and
                                                Principal Accounting Officer)

                  INDEX  TO EXHIBITS



Exhibit
Number                   Description of Exhibit
-------                  ----------------------

 10.1        Amended and Restated Credit Agreement dated March 23,
             1998 among Denali Incorporated, Ershigs Biloxi, Inc.,
             Ershigs, Inc., Fluid Containment, Inc., and SEFCO,
             Inc., and NationsBank of Texas, N.A., as agent, and the financial institutions named therein

 10.2 Form of Revolving Note of Denali Incorporated pursuant to Amended and Restated Credit Agreement dated March
             23, 1998

 10.3        Guaranty dated March 23, 1998 of Denali Incorporated

 10.4        Subsidiary Guaranty dated March 23, 1998 of Containment
             Solutions, Inc., Denali Management, Inc., Ershigs
             Biloxi, Inc., Ershigs, Inc., Fluid Containment
             Property, Inc., Instrumentation Solutions, Inc.,
             Specialty Solutions, Inc., Fluid Containment, Inc.,
             SEFCO, Inc. and Hoover Containment, Inc.

 10.5        Security Agreement dated March 23, 1998 between Denali
             Incorporated and NationsBank of Texas, N.A., as agent

 10.6        Security Agreement dated March 23, 1998 among
             Containment Solutions, Inc., Denali Management, Inc.,
             Ershigs Biloxi, Inc., Ershigs, Inc., Fluid Containment
             Property, Inc., Instrumentation Solutions, Inc.,
             Specialty Solutions, Inc., Fluid Containment, Inc.,
             SEFCO, Inc., Hoover Containment, Inc. and NationsBank of Texas, N.A., as agent

 10.7        Pledge Agreement dated March 23, 1998 between Denali
             Incorporated and NationsBank of Texas, N.A., as agent

 10.8        Form of Pledge Agreement dated March 23, 1998 between
             NationsBank of Texas, N.A., as agent, and each of Specialty Solutions, Inc., Fluid Containment, Inc., and
             Ershigs, Inc.

 27          Financial Data Schedule