Form 10-K405
period 1998-06-27
DENALI INC
filed 1998-09-15
CIK 1046594

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                     FOR THE FISCAL YEAR ENDED JUNE 27, 1998



Commission File Number   000-23353
                       ---------------------------------------------------------

                               Denali Incorporated
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

          Delaware                                              76-0454641
--------------------------------------------------------------------------------
(State or Other Jurisdiction of                              (I.R.S. Employer
Incorporation or Organization)                              Identification No.)

  1360 Post Oak Blvd., Suite 2250, Houston, Texas                 77056
--------------------------------------------------------------------------------
    (Address of Principal Executive Offices)                     (Zip Code)

                                  713-627-0933
--------------------------------------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of September 1, 1998, there were 4,828,743 shares of Common Stock of the Registrant outstanding. The aggregate market value on such date of the voting stock of the Registrant held by non-affiliates was an estimated $53.1 million based upon the closing price of $11.00 on August 31, 1998.

Documents incorporated by reference. Certain portions of the Registrant's definitive Proxy Statement for the 1998 Annual Meeting of Shareholders ("Proxy Statement") are incorporated in Part III by reference.

                               DENALI INCORPORATED
                FORM 10-K FOR THE FISCAL YEAR ENDED JUNE 27, 1998

                                      INDEX



                                                                                                        Page No.
                                                                                                        -------
PART I

Item 1.           Business....................................................................................1
Item 2.           Properties..................................................................................7
Item 3.           Legal Proceedings...........................................................................8
Item 4.           Submission of Matters to a Vote of Security Holders.........................................8

PART II

Item 5.           Market for the Registrant's Common Equity and Related Stockholder Matters...................9
Item 6.           Selected Financial Data.....................................................................9
Item 7.           Management's Discussion and Analysis of Financial Condition and Results
                         of Operations.......................................................................11
Item 7A.          Quantitative and Qualitative Disclosures About Market Risks................................17
Item 8.           Financial Statements and Supplementary Data................................................17
Item 9.           Changes in and Disagreements with Accountants on Accounting and
                  Financial Disclosure.......................................................................17

PART III

Item 10.          Directors and Executive Officers of the Registrant.........................................18
Item 11.          Executive Compensation.....................................................................18
Item 12.          Security Ownership of Certain Beneficial Owners and Management.............................18
Item 13.          Certain Relationships and Related Transactions.............................................18

PART IV

Item 14.          Exhibits, Financial Statement Schedules and Reports on Form 8-K............................19

Signatures

Index to Exhibits

                                     PART I



ITEM 1.  BUSINESS

    Denali Incorporated is a rapidly growing provider of products and services for handling critical fluids, which are fluids that are economically valuable or potentially hazardous to the environment. The Company believes that it is a leading manufacturer of fiberglass composite underground storage tanks ("USTs"), steel aboveground storage tanks ("ASTs") and engineered fiberglass reinforced composites for handling corrosive fluids. Critical fluids handling products and services are used in a wide variety of applications, including in retail petroleum marketing and in petroleum, chemical, pulp and paper, electric power and other industrial process plants.

BACKGROUND

    The Company was formed in 1994 to acquire the fiberglass composite UST business of Owens Corning. Initially, the Company focused its efforts on improving profitability, improving responsiveness to customers and developing new products. The Company's management also realized that the critical fluids handling industry was highly fragmented and that there would be significant opportunities to consolidate the industry.

    The Company's objective is to become a leading provider of a broad range of products and services for handling critical fluids through strategic acquisitions and internal growth. The Company believes that the fragmented nature of the critical fluids handling industry, which is comprised of many companies with limited product ranges or serving limited geographic areas, will provide continued acquisition and internal growth opportunities. The Company also believes that these opportunities provide the Company with the ability to offer a comprehensive range of specialized solutions for meeting its customers' critical fluids handling needs.

PRODUCTS AND SERVICES

    The Company's operations are divided into two groups: Containment Products and Engineered Products. For a discussion of certain industry segment data, see
Note 16 of Notes to the Consolidated Financial Statements included herein.

    Containment Products. The Company's Containment Products Group, "Containment Solutions", specializes in the manufacture of fiberglass composite USTs and steel ASTs, primarily for petroleum storage. The Company's fiberglass composite USTs, manhole products and oil/water separators are marketed under the Fluid Containment tradename and its steel ASTs are marketed under the Hoover and LubeCube(R) tradenames.

    Engineered Products. The Company's Engineered Products Group, "Specialty Solutions", provides engineered containment and material solutions to a variety of industries, including chemical process, pulp and paper, power, and water and wastewater. The Company markets its engineered fiberglass reinforced plastic ("FRP") products under the Ershigs and Fibercast tradenames and believes that it is a leading domestic provider of engineered FRP products for corrosion resistant applications. SEFCO is an integrated manufacturer of engineered field-erected steel tanks and accessories for use in the water and wastewater, agrochemical and petroleum industries. This operation focuses its operations on complex projects, where custom engineering and special manufacturing expertise are critical.

ACQUISITION HISTORY

    The Company has acquired seven businesses since its inception. A brief description of these acquisitions is as follows:


 Acquired Company                        Date Acquired              Products
 ----------------                        -------------              --------
 Containment Solutions:
      Fluid Containment, Inc.            December 1994              Fiberglass USTs, oil/water separators,
                                                                    manhole products
      Hoover Containment, Inc.           October 1995               Steel ASTs, lubricant storage tanks
 Specialty Solutions:
      Ershigs, Inc.                      February 1997              Engineered FRP products
      SEFCO, Inc.                        October 1997               Field erected aboveground steel tanks
      LaValley                           October 1997               Engineered FRP products
      CC&E                               May 1998                   Field constructed FRP products
      Fibercast                          June 1998                  FRP piping systems

COMPETITION

    The UST market is highly competitive and fragmented, with entrants from both steel tank suppliers and another major fiberglass composite UST supplier. Steel tanks account for a majority of the United States UST market, in terms of net sales. The remainder of this market is divided fairly evenly between the Company and one other fiberglass composite UST supplier. Although steel USTs are less expensive than fiberglass composite USTs, fiberglass composite USTs are not subject to corrosion and do not expose the customer to corrosion leaks and related environmental problems. When determining which product to acquire, one of these two factors will generally control the purchase decision. Most of the steel UST manufacturers are small, independent operations, although several are divisions or subsidiaries of larger corporations with financial resources greater than that of the Company. The Company believes that its quality of manufacturing, manufacturing control, product design, testing procedures, history of performance and reliability, delivery capability, customer responsiveness and experienced personnel are competitive advantages in the UST market.

    The Company's steel ASTs are sold in highly fragmented and competitive markets, with over 240 steel AST manufacturers operating in North America. Several competitors of the Company are divisions or subsidiaries of larger companies with financial and other resources greater than those of the Company. However, the Company believes that the majority of its competitors in this market are local, individually owned manufacturing facilities. The Company believes that it is the only national manufacturing company in this market, operating facilities in Maryland and California and having subcontracting agreements with quality manufacturing companies in Virginia, North Carolina, Indiana, Kansas, Nebraska, Idaho, Maryland and New York. The Company's national presence reduces transportation costs for products relative to single plant competitors that compete on a national basis. However, local manufacturers have a competitive advantage in transportation costs. The Company believes that its broad product lines, product design, delivery capability, customer responsiveness and experienced personnel are competitive advantages in the steel AST market.

    With respect to engineered FRP products, the Company participates in a highly fragmented market where it believes that most of its competitors are small regional fabrication businesses, except for the corrosion resistant pipe and piping systems which also compete with two large public companies. The Company believes that its field-erection capabilities and its performance warranty, together with its engineering capabilities, quality reputation, history of performance and effective customer service, provide the Company with competitive advantages in the engineered FRP products market.

    The market in which the Company competes for engineered metal products is highly competitive and characterized by numerous small competitors in the municipal market and several large, public companies with financial resources greater than those of the Company in the industrial market. The Company believes that it is able to achieve differentiation by taking advantage of the levels of service, reliability and quality control afforded by vertical integration. Generally, the Company's competitors in the engineered metal products industry are reliant on outside suppliers and local contractors to fulfill the complete scope of projects. The Company believes that this difference between the Company and its competitors provides the Company major advantages in bidding, quality control and scheduling.

MARKETING AND CUSTOMERS

    The Company takes a multifaceted approach to marketing its fiberglass composite UST products and services. The Company's sales staff primarily supports an extensive network of Petroleum Equipment Industry ("PEI") distributors and contractors. For significant national accounts, i.e. a major oil company, the Company generally sells directly to the end user, filling orders through its distributors and contractors. The Company's largest fiberglass composite UST customers are super-regional distribution houses and major oil companies; however, the overall customer base is diverse, with no one customer accounting for more than 5% of the Company's fiberglass composite UST net sales in fiscal 1998. The Company has license agreements with companies outside the United States to produce fiberglass composite USTs using the Company's technology and continues to expand this presence.

    The Company uses its sales staff and outside sales representatives to market its steel AST products to the end user through a network of PEI distributors and contractors. The customer base for its steel ASTs is broad, having over 900 accounts. In fiscal 1998, no customer accounted for greater than 6% of the Company's steel AST net sales.

    The Company generally sells its engineered FRP products through a combination of direct field sales and a sales representative network. The scope of the work performed by the Company is large in nature and, unless characterized as a special situation, has long lead times to order. The experienced sales force works closely with the customer in designing the correct solution for the customer's need. The customer base of the Company varies from year to year due to the project-oriented nature of the Company's work in this area. The Company has also entered into a license agreement with an international company to provide technology, equipment and expertise.

    The Company's engineered metal product customer focus has been the municipal water industry. It has been the Company's experience that most municipal projects are awarded on a price-based bid with attendant requirements for bid bonding. The municipal customers are generally broad based with no known customers representing over 20% of the Company's business activity in this area. Alternatively, the Company believes that industrial client contracts are awarded based upon a combination of bids and private negotiations. The Company believes that it can differentiate itself in all engineered metal product markets in its region as a result of the extensive services it offers through vertical integration of its services.

MATERIALS AND SUPPLIERS

    Owens Corning and the Company were parties to a supply contract pursuant to which the Company purchases from Owens Corning the fiberglass used in the Company's composite products. Under this supply contract, Owens Corning was required to supply and the Company was required to purchase at least 80% of the Company's Containment Solutions group fiberglass requirements through December 31, 1997. The Company entered into a supply contract with Owens Corning beginning January 1, 1998, to supply at least 90% of the fiberglass requirements for two of the Company's subsidiaries, Fluid Containment and Ershigs, through December 31, 2000. In addition, this contract contains certain stabilizing pricing parameters. In addition to Owens Corning, the Company continues to negotiate with other vendors to ensure a continued supply of fiberglass to the Company for its production needs.

    The Company is a significant purchaser of resin. Resin is available in adequate supply from many sources. The Company does not depend upon any single supplier or source. The Company has identified additional resin suppliers during the last year, which will allow for competitive bidding should a future pricing or supply imbalance occur. The Company's ability to operate and to grow is partially dependent upon its ability to obtain an adequate supply of resin and fiberglass. The Company believes current market conditions, the above actions and contractual arrangements make significant raw material cost deviations unlikely during the next 12 months.

    For the Company's steel fabrication businesses, the principal materials used are standard steel shapes, steel plates, fittings, welding gases and paint and are all currently available in adequate supply from many sources. The Company does not depend upon any single supplier or source with respect to these materials.

PATENTS AND TRADEMARKS

    The Company owns numerous United States patents and has a number of trademarks registered in the United States. Although the Company regards its patents and trademarks to be of value, it believes that in most instances its manufacturing and technical knowledge and experience are more important to its competitive position than are its patents and trademarks. The Company does not consider its business to be dependent on any one or more of such patents or trademarks.

INSURANCE

    The Company maintains a comprehensive insurance program providing various types of coverage for its operations including, without limitation, commercial general liability, commercial automobile liability, workers' compensation and employment practices liability, directors and officers liability, business interruption and property and casualty insurance. All policies are subject to deductibles and other coverage limitations and are at limits and amounts of insurance that, based on the Company's operating experience and consultations with its independent insurance risk advisors, it believes are consistent with customary practices and standards of companies engaged in similar businesses. Although the Company's management believes that the Company's insurance is adequate, there can be no assurance that the Company will be able to maintain adequate insurance at rates which management considers commercially reasonable, nor can there be any assurance such coverage will be adequate to cover all claims that may arise.

GOVERNMENT REGULATION

    The Company is subject to numerous foreign, federal, state and local laws and regulations relating to the protection of health, safety and the environment, including the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), the Clean Water Act, the Clean Air Act (including the 1990 Amendments), the Resource Conservation and Recovery Act ("RCRA"), and the Occupational Safety and Health Act ("OSHA"). Each of these statutes provides for the imposition of substantial civil and criminal penalties, as well as the possibility of permit revocation and corrective action orders, for violations of its requirements. These laws may also provide for retroactive, strict liability, rendering a party liable for environmental damage without regard to its negligence or fault. The Company believes that it is in substantial compliance with such laws. Nevertheless, risks of substantial costs and liabilities are inherent in certain of its operations, and in certain products produced by the Company, as they are with other enterprises engaged in similar businesses. Since its formation, however, the Company's cost of complying with environmental and health and safety laws and regulations has not been material, but the fact that such laws or regulations are changed frequently makes predicting the cost or impact of such laws and regulations on its future operations uncertain. Modification of existing laws or regulations or the adoption of new laws or regulations affecting the Company's operations could adversely affect the Company.

EMPLOYEES

    At June 27, 1998, the Company employed 930 employees. Four collective bargaining agreements cover 299 employees in California, Pennsylvania, Texas and Washington. All of these agreements expire between October 1998 and December 2001. The Company is currently negotiating with its Pennsylvania bargaining unit to renew the agreement expiring in October 1998 and does not anticipate any material adverse effect to its consolidated financial statements. The Company considers its employee relations to be good.

RISK FACTORS

    Dependence on Industry Spending. The prospects for the Company depend upon the level of capital and maintenance expenditures by its industrial customers. These industries historically have been cyclical in nature and vulnerable to general downturns in the economy. No assurance can be given that the Company will be able to increase or maintain its level of sales in periods of economic stagnation or downturn. Decreases in industry spending could have a significant adverse effect upon the demand for the Company's products and services and the Company's results of operations.

    Limited Operating History. The Company commenced operations in December 1994 and has only a limited operating history upon which investors may base an evaluation of its performance. The likelihood of success of the Company must be considered in light of the risks, expenses, difficulties and delays frequently encountered in connection with the operation and development of new and expanding businesses.

    Ability to Manage Growth and Achieve Business Strategy. Since 1994, the Company has completed seven acquisitions of businesses in pursuit of its strategic objectives. The Company plans to continue to pursue acquisitions that complement its existing products and services. The Company expects to face competition for acquisition candidates, which may limit the number of acquisition opportunities and may lead to higher acquisition prices. There can be no assurance that the Company will be able to identify, acquire or manage profitably additional businesses or to integrate successfully any acquired businesses into the Company without substantial costs, delays or other operational or financial difficulties. Further, acquisitions involve a number of special risks, including failure of the acquired business to achieve expected results, diversion of management's attention, failure to retain key personnel of the acquired business and risks associated with unanticipated events or liabilities, some or all of which could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, there can be no assurance that the businesses the Company has acquired or may acquire in the future will achieve anticipated net sales and earnings.

    Need for Additional Capital, Leverage and Liquidity. The Company has experienced and expects to continue to experience substantial working capital needs to fund its operations. Although the Company believes that based on its current operations it will be able to meet the interest and principal obligations on its indebtedness and to fund its capital expenditures and other operating expenses out of cash flow from operations and available borrowings under its principal credit facility over the next 12 months, there can be no assurance that the Company's business will continue to generate cash flow at levels sufficient to meet these requirements. Further, the Company plans to effect future acquisitions to pursue its business strategy which may require additional financing. No assurance can be given as to the availability or terms of any such additional financing that may be required.

    Risks Related to Internal Growth Strategy. Key elements of the Company's strategy are to improve the profitability of its businesses and any businesses it may subsequently acquire and to continue to expand the net sales of such businesses. Although the Company intends to seek to improve the profitability of such businesses by various means, including reducing administrative and other costs, there can be no assurance that the Company will be able to do so. The Company's ability to increase the net sales of such businesses will be affected by various factors, including demand for products, the Company's ability to expand the range of products and services offered by each of such businesses and the Company's ability to successfully enter new markets. Many of these factors are beyond the control of the Company, and there can be no assurance that the Company's strategies will be successful or that it will be able to generate cash flow adequate for its operations and to support internal growth.

    Competition. The markets for the Company's products are fragmented and highly competitive. Although none of the Company's competitors are considered dominant, there are competitors that have significantly greater resources than the Company, which, among other things, could be a competitive disadvantage to the Company in securing certain projects.

    International Expansion. The Company's successful expansion into global markets will depend on numerous factors, many of which are beyond its control. In addition, global expansion may increase the Company's exposure to certain risks inherent in doing business outside the United States, including currency fluctuations, restrictions on the repatriation of profits, compliance with foreign laws and standards and political risks. Although the majority of the Company's contracts with respect to international sales to date have been denominated in United States dollars, no assurance can be made that future contracts will be denominated in United States dollars; therefore, the Company may be subject to foreign exchange risks in the future. The Company does not presently hedge exchange rate fluctuations, but, in the future, may hedge economic exposures.

    Potential for Product Liability Claims. Certain of the Company's products are used in handling potentially hazardous materials. Based on the Company's operating experience and consultation with its independent insurance risk advisors, the Company carries insurance in amounts that it considers adequate. However, catastrophic occurrences at locations where the Company's products are used could in the future result in significant product liability claims against the Company. In addition, a number of the Company's products are used to store regulated substances such as petroleum. The release or leakage of such substances from these products could also result in liability claims against the Company.

    Governmental Regulation. The Company is subject to various foreign, federal, state and local laws and regulations relating to the protection of health, safety and the environment. The Company's business involves environmental and health and safety management issues typically associated with manufacturing operations. Since formation of the Company, the Company's cost of complying with such laws and regulations has not been material. However, future laws and regulations may become more stringent and may require the Company to incur significant additional costs.

    Seasonality. The Company's operations are subject to seasonal variations in weather conditions. Because most of the Company's customers' construction activities take place outdoors, the number of projects generally declines in the winter months due to an increase in rainy and cold conditions. In addition, its customers often schedule the completion of their projects during the summer months in order to take advantage of the milder weather for the installation of their equipment and systems. As a result, a disproportionate amount of the Company's net income, net sales and gross profit has historically been earned during the first and fourth quarters of the fiscal year. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

    Reliance on Principal Supplier. The principal raw materials used by the Company in its manufacture of fiberglass composite USTs are fiberglass and resin. Although resin is available in adequate supply from a variety of sources, substantial manufacturers of fiberglass are more limited in number. Because of this limited market supply, the Company entered into a supply contract with Owens Corning pursuant to which the Company agreed to purchase, and Owens Corning agreed to supply, at least 80% of the Company's fiberglass composite UST requirements through December 31, 1997. The Company entered into a new supply contract with Owens Corning beginning January 1, 1998 to supply at least 90% of the fiberglass requirements for two of the Company's subsidiaries, Fluid Containment and Ershigs, through December 31, 2000. In addition, this contract contains certain pricing stabilization terms. As a result of this arrangement, the Company remains significantly dependent upon Owens Corning to deliver quality product in accordance with and, as required by, the Company's needs.

    Dependence on Key Personnel. The Company is dependent upon a limited number of key management, technical and sales personnel. The Company's future success will depend, in part, upon its ability to attract and retain highly qualified personnel. The Company faces competition for such personnel from other companies and organizations, and there can be no assurance that the Company will be successful in hiring or retaining qualified personnel. The Company does not have written employment agreements with its officers providing for specific terms of employment, and officers and other key personnel could leave the Company's employ with little or no prior notice. The Company's loss of key personnel, especially if the loss is without advance notice, or the Company's inability to hire or retain key personnel, could have a material adverse effect on the Company's business, financial condition or results of operations. The Company does not carry any key man life insurance.

    Stephen T. Harcrow, Chairman of the Board and Chief Executive Officer of the Company, was diagnosed in January 1998 with enlarged lymphatic nodes within the abdominal cavity determined to be malignant. Mr. Harcrow continues to perform his duties as Chairman of the Board and Chief Executive Officer of the Company, but there is no assurance as to how long he will be able to continue to do so. Mr. Ed de Boer, Chief Operating Officer of the Company since November 1, 1997, was elected President of the Company on January 29, 1998 and continues to serve as Chief Operating Officer.

ITEM 2.  PROPERTIES

    The Company operates facilities throughout the United States and considers them to be in good operating condition and adequate for their present uses. The Company believes that it has sufficient capacity to meet its current and anticipated manufacturing requirements for its operations. The following table sets forth the Company's principal manufacturing plants and offices:


                                                 Approximate    Leased
                                                    Area         or
                                                  (Sq.Ft.)      Owned                  Uses
                                                ----------     -------                 ----
 Fiberglass Composite Underground Storage
 Tanks
   Conroe, TX(1)............................     130,000      Owned          Manufacturing plant and Containment
                                                                             Solutions Group headquarters
   Mount Union, PA(2).......................     110,000      Owned          Manufacturing plant
   Bakersfield, CA(3)(4)....................      73,000      Owned          Manufacturing plant

Steel Aboveground Storage Tanks
  Baltimore, MD............................       63,000      Leased(5)      Manufacturing plant and
                                                                             administrative offices
  Bakersfield, CA(4) ......................       73,000      Owned          Manufacturing plant

  Lebanon, PA..............................       97,850      Leased(6)      Manufacturing plant

 Engineered Fiberglass Reinforced Composite
 Products
   Bellingham, WA...........................      63,000      Owned          Manufacturing plant and
                                                                             administrative offices
   Wilson, NC...............................      47,000      Owned          Manufacturing plant
   Biloxi, MS...............................      29,000      Owned          Manufacturing plant


                                                Approximate    Leased
                                                   Area         or
                                                 (Sq.Ft.)      Owned                   Uses
                                                ----------     -------                 ----
 Engineered Field-Erected Steel Tanks
   Tulsa, OK(7).............................      33,000       Owned           Manufacturing plant and
                                                                               administrative offices

 Fiberglass-reinforced Plastic Piping
 Systems
   Sand Springs, OK(8)......................     244,058       Owned           Manufacturing plant and Specialty
                                                                               Solutions Group headquarters

----------

(1)      Facility is located on 65 acres.
(2)      Facility is located on 24 acres.
(3)      Facility is located on 20 acres.
(4)      Shared facility.
(5)      Lease expires in 2004.
(6)      Lease expires in 2003.
(7)      Facility is located on 12 acres.
(8)      Facility is located on 16 acres.

ITEM 3.  LEGAL PROCEEDINGS

    From time to time the Company is a party to what it believes is routine litigation and proceedings that may be considered as part of the ordinary course of its business. The Company is not aware of any current or pending litigation or proceedings that could have a material adverse effect on the Company's operations, financial condition or cash flow.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

                                     PART II



ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

    The Company's Common Stock is traded on the Nasdaq National Market under the symbol "DNLI". The Company's Common Stock commenced trading on November 21, 1997. The high and low sales prices per share for the periods indicated were as follows:


                                                                     High             Low
                                                                     ----             ---
Period from November 21, 1997 to December 27, 1997                 $13.500          $12.250
Quarter Ended March 28, 1998                                       $17.000          $12.750
Quarter Ended June 27, 1998                                        $18.250          $14.875

    As of August 31, 1998, there were 38 holders of record of the outstanding shares of Common Stock of the Company.

    The Company does not currently intend to declare or pay dividends on its Common Stock and expects to retain funds generated by operations for the development and growth of the Company's business. The Company's future dividend policy will be determined by the Company's Board of Directors on the basis of various factors, including among other things, the Company's financial condition, cash flows from operations, the level of its capital expenditures, its future business prospects, the requirements of Delaware law and any restrictions imposed by the Company's credit facilities. Under the Company's credit facilities, distributions in the form of dividends and stock repurchases are limited to 25% of the Company's consolidated net income for the preceding fiscal year.

ITEM 6.  SELECTED FINANCIAL DATA

    The selected financial data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and Notes thereto.


                                            For the period
                                              December 19,
                                             1994 (date of
                                             inception) to  Year Ended   Year Ended    Year Ended
                                               July 1,      June 29,      June 28,      June 27,
                                                1995          1996          1997          1998
                                              --------      --------      --------      --------
                                                    (In thousands, except per share data)
STATEMENT OF OPERATIONS DATA:
Net sales ...............................     $ 17,799      $ 53,354      $ 71,101      $ 99,897
Cost of sales ...........................       13,473        43,518        57,268        77,273
                                              --------      --------      --------      --------
Gross profit ............................        4,326         9,836        13,833        22,624
Selling, general and administrative
   expenses .............................        3,771         9,604        11,874        17,843
Non-recurring compensation expense ......         --            --            --           2,312
                                              --------      --------      --------      --------
Operating income ........................          555           232         1,959         2,469
Interest expense ........................          671         1,783         2,058         1,614
Interest income .........................         --             (65)         (111)         (118)
Other income, net .......................          (72)         (206)         (598)         (489)
                                              --------      --------      --------      --------
Income (loss) before income taxes .......          (44)       (1,280)          610         1,462
Income tax provision (benefit) ..........           (1)         (446)          293         1,352
                                              --------      --------      --------      --------
Net income (loss) before extraordinary
    item ................................          (43)         (834)          317           110
Extraordinary item ......................         --            --            --             219
                                              --------      --------      --------      --------
Net income (loss) .......................          (43)         (834)          317           329
Dividends on Series A Preferred
    Stock ...............................          (60)         (120)         (120)          (30)
                                              --------      --------      --------      --------
Net income (loss) attributable to
    Common Stock ........................     $   (103)     $   (954)     $    197      $    299
                                              ========      ========      ========      ========
Net income (loss) per common share -
    basic and diluted ...................     $  (0.05)     $  (0.44)     $   0.09      $   0.08
                                              ========      ========      ========      ========
Weighted average common shares
    outstanding assuming dilution .......        2,078         2,185         2,198         3,875
                                              ========      ========      ========      ========

CASH FLOW DATA:
Net cash provided by (used in)
    operating activities ................     $  3,789      $   (109)     $    625      $  3,854
Net cash used in investing activities ...       (7,527)       (5,430)       (4,631)      (31,126)
Net cash provided by financing
    activities ..........................        4,737         4,664         4,212        27,117

OTHER DATA:
Depreciation and amortization ...........     $    354      $    913      $  1,221      $  1,692
EBITDA(1) ...............................          981         1,416         3,889         7,080


                                                                      As of
                                              -----------------------------------------------------
                                               July 1,        June 29,      June 28,       June 27,
                                                1995           1996          1997            1998
                                              --------       --------      --------        --------
                                                                 (In thousands)
 BALANCE SHEET DATA:
 Working capital............................  $  3,192      $  5,649      $  8,019      $  14,141
 Total assets...............................    21,814        30,318        41,084         80,382
 Total debt.................................    13,810        18,661        24,024         29,896
 Series A Preferred Stock (redeemable)......     1,200         1,200         1,200             --
 Stockholders' equity (deficit).............  $    216      $   (738)     $   (541)     $  28,674

----------
(1) EBITDA represents consolidated net income before interest expense, income tax, depreciation and amortization, non-recurring compensation expense and extraordinary items. The Company believes that EBITDA is a meaningful measure of its operating performance; however, EBITDA should not be considered in isolation from or as a substitute for net income or cash flow measures prepared in accordance with generally accepted accounting principles or as a measure of a company's profitability or liquidity. In addition, EBITDA may not be comparable to similarly titled measures reported by other companies.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion should be read in conjunction with the "Selected Financial Data" and the Company's Consolidated Financial Statements and Notes thereto included elsewhere in this document.

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

    Since inception in 1994, the Company has acquired seven businesses. Due to the magnitude of these acquisitions and the integration of the acquired operations with the Company's existing businesses, results of operations for prior periods are not necessarily comparable with or indicative of current or future periods. Each of the acquisitions has been accounted for under the purchase method of accounting. Accordingly, the acquired businesses have been included in the Company's results of operations from the date of acquisition.

Containment Products Group - "Containment Solutions"

     The Company was formed in December 1994 to acquire certain assets and assume certain liabilities of the fiberglass composite UST business of Owens Corning, including five manufacturing facilities. The Company closed two of the manufacturing facilities and significantly restructured the operations of this business at the time of purchase.

     In October 1995, the Company acquired certain assets and assumed certain liabilities of Hoover, a manufacturer of steel rectangular ASTs. The Company eliminated certain operating costs through the sharing of certain general and administrative functions within the acquired businesses. The addition of the steel rectangular AST product line enabled the Company to offer a broader line of containment products and to expand its customer base. These two businesses form the Company's Containment Products Group known as Containment Solutions.

Engineered Products Group - "Specialty Solutions"

     In February 1997, the Company acquired Ershigs, a manufacturer of engineered FRP products, as the first of the Company's Engineered Products Group. Substantial operational changes were made upon the purchase of Ershigs, including the closing of one of Ershigs' three manufacturing plants and the restructuring of most of Ershigs' sales, general and administrative functions, which enabled the Company to enhance profitability.

     In October 1997, the Company acquired SEFCO, a manufacturer of engineered field-erected aboveground steel tanks, and also acquired LaValley (subsequently named "Ershigs-Biloxi"), a manufacturer of engineered FRP products.

     In May 1998, the Company acquired CC&E, a leading North American field constructor of fiberglass-reinforced plastic products and integrated the operations into Ershigs.

     In June 1998, the Company acquired Fibercast Company, a leading manufacturer of fiberglass-reinforced plastic piping systems specializing in highly corrosive environments. Fibercast will remain an autonomous operation within the Specialty Solutions Group. Fibercast, Ershigs and SEFCO form the Company's Engineered Products Group known as Specialty Solutions.

    The following table indicates the Company's net sales by segment for fiscal 1996, 1997 and 1998:


                              Year      Year      Year
                              Ended    Ended     Ended
                             June 29, June 28,  June 27,
                              1996      1997      1998
                             -------  -------   -------
Net Sales by Segment:
  Containment Solutions...   $53.4     $64.8     $71.5
  Specialty Solutions ....    --         6.3      28.4
                             -----     -----     -----
         Total net sales..   $53.4     $71.1     $99.9
                             =====     =====     =====

RESULTS OF OPERATIONS

    The following table sets forth for fiscal 1996, 1997 and 1998, the percentage relationship to net sales of certain expenses and earnings:

                                                  As a Percentage of Net Sales
                                                -------------------------------
                                                  Year       Year         Year
                                                 Ended       Ended       Ended
                                                June 29,    June 28,    June 27,
                                                  1996        1997        1998
                                                 -----       -----       -----
STATEMENT OF OPERATIONS DATA:
Net sales ..................................     100.0%      100.0%      100.0%
Cost of sales ..............................      81.6        80.5        77.4
                                                 -----       -----       -----
Gross profit ...............................      18.4        19.5        22.6
                                                 -----       -----       -----
Selling, general and administrative
 expenses ..................................      18.0        16.7        17.8
Non-recurring compensation expense .........      --          --           2.3
                                                 -----       -----       -----
Operating income ...........................       0.4         2.8         2.5
Interest expense ...........................       3.3         2.9         1.6
Interest income ............................      (0.1)       (0.2)       (0.1)
Other income, net ..........................      (0.4)       (0.8)       (0.5)
                                                 -----       -----       -----
Income (loss) before income taxes ..........      (2.4)        0.9         1.5
Income tax provision (benefit) .............      (0.8)        0.4         1.4
                                                 -----       -----       -----
Net income (loss) ..........................      (1.6)%       0.5%        0.1%
                                                 =====       =====       =====

FISCAL 1998 COMPARED WITH FISCAL 1997

     The Company's results of operations for fiscal 1998 were significantly affected by the inclusion of acquired companies. The results of Ershigs were included for a full year in fiscal 1998 versus 17 weeks in fiscal 1997, following the February 1997 acquisition by the Company. SEFCO and LaValley were acquired in October 1997 and were included in the Company's results for 34 weeks in fiscal 1998 and were not included in fiscal 1997 results. The results of CC&E and Fibercast were included for seven and three weeks in fiscal 1998, respectively, following the Company's purchases in May and June 1998.

     Net sales for fiscal 1998 increased $28.8 million, or 41%, to $99.9 million in fiscal 1998 from $71.1 million in fiscal 1997. Sales at Specialty Solutions increased $22.1 million due to the inclusion of acquired companies' results in fiscal 1998. Sales at Containment Solutions increased 10%, or $6.7 million, due to continued strong demand for petroleum storage tanks.

     Gross profit increased $8.8 million, or 64%, to $22.6 million in fiscal 1998 from $13.8 million in fiscal 1997. Gross profit margins were 22.6% and 19.5% for fiscal 1998 and 1997, respectively. Gross profit margins at Containment Solutions increased to 20.9% in fiscal 1998 as compared to 19.6% in fiscal 1997 due to better throughput at the Company's manufacturing facilities. The gross profit margin at Specialty Solutions improved to 27.1% in fiscal 1998 versus 18.2% in fiscal 1997 due to significant operating improvements at Ershigs, purchased by the Company in fiscal 1997, and the additions of LaValley and SEFCO to Specialty Solutions in fiscal 1998.

     Selling, general and administrative expenses increased $5.9 million, or 50%, to $17.8 million in fiscal 1998 from $11.9 million in fiscal 1997, excluding the $2.3 million compensation charge taken in fiscal 1998. The increase is attributable to additional expenses associated with the acquired companies at Specialty Solutions and increased sales and marketing expenses at Containment Solutions. Selling, general and administrative expenses increased as a percentage of net sales from 16.7% in fiscal 1997 to 17.8% in fiscal 1998.

     The Company recognized a $2.3 million non-recurring compensation charge in the first quarter of fiscal 1998 due to the exchange of subsidiary stock options for Denali stock options.

     Interest expense in fiscal 1998 was $1.6 million compared to $2.1 million in fiscal 1997. The decrease in fiscal 1998 was due to the use of IPO proceeds to pay down the Company's debt, partially offset by increased borrowings required to finance the Company's acquisitions in fiscal 1998.

     The Company's provision for income taxes primarily differs from the U.S. statutory rate of 34% due to the non-recurring compensation charge being non-deductible for income tax purposes. In addition, the Company's provision for income taxes differs from the U.S. statutory rate due to state income taxes and other permanent differences.

     The Company recognized an extraordinary gain on the early extinguishment of debt, net of income tax, of $219,000 in fiscal 1998.

     Due to the factors described above, net income attributable to common stock for fiscal 1998 increased from $197,000 in fiscal 1997 to $299,000 in fiscal 1998. Earnings per share, excluding the non-recurring compensation expense and extraordinary items, increased from $.09 in fiscal 1997 to $.62 in fiscal 1998 on a diluted basis. Including the non-recurring compensation expense, earnings per diluted share were $.02 in fiscal 1998 before extraordinary items and $.08 after extraordinary items.

FISCAL 1997 COMPARED WITH FISCAL 1996

    The Company's results of operations for fiscal 1997 were greatly impacted by the inclusion of 17 weeks of results of Ershigs, which was acquired in February 1997, and the inclusion of the results of Hoover, which was acquired in October 1995, for a full fiscal year as compared to 35 weeks reflected in fiscal 1996.

    Net sales for fiscal 1997 increased $17.7 million, or 33%, to $71.1 million, from $53.4 million in fiscal 1996. This increase primarily resulted from $6.3 million of sales at Ershigs and a $10.0 million increase in sales at Hoover.

    Gross profit increased $4.0 million, or 41%, to $13.8 million in fiscal 1997 from $9.8 million in fiscal 1996. Gross profit margins were 19.5% and 18.4% for fiscal 1997 and 1996, respectively. The Containment Solutions group's gross profit margin improved to 19.6% in fiscal 1997 as compared to 18.4% in fiscal 1996. This improvement resulted primarily from a lower cost of fiberglass and resin used in the manufacture of fiberglass composite USTs. In fiscal 1996, demand for fiberglass and resin exceeded supply, and the Company's principal suppliers of fiberglass and resin increased prices. By fiscal 1997, additional capacity was provided in the marketplace and prices declined. The gross profit margin for the Company's Specialty Solutions group was 18.2% in fiscal 1997.

    Selling, general and administrative expenses increased $2.3 million, or 24%, to $11.9 million in fiscal 1997 from $9.6 million in fiscal 1996. This increase was attributable to the inclusion of the Ershigs business and a full 12 months of the Hoover business as discussed above. This increase was partially offset by savings resulting from a reduction and consolidation of workforce for the Company's fiberglass composite UST business. Selling, general and administrative expenses decreased as a percentage of net sales from 18.0% in fiscal 1996 to 16.7% in fiscal 1997.

    Interest expense in fiscal 1997 was $2.1 million compared to $1.8 million in fiscal 1996. The increase was primarily a result of increased borrowings required to finance the purchase of Ershigs and a full year of interest for borrowings in connection with the acquisition of Hoover.

    Other income increased $392,000 to $598,000 in fiscal 1997 from $206,000 in fiscal 1996. This increase resulted primarily from a gain on the sale of idle equipment to international licensees for the manufacture of fiberglass composite USTs.

    The increase in income tax expense for fiscal 1997 compared to fiscal 1996 resulted from higher pre-tax earnings related to increased profitability of the Containment Solutions group.

    Due to the factors described above, net income for fiscal 1997 was $197,000, or $0.09 per share, compared with a net loss of $954,000, or $(0.44) per share, for fiscal 1996.

LIQUIDITY AND CAPITAL RESOURCES

    Working capital at June 27, 1998 was $14.1 million, as compared to $8.0 million at June 28, 1997. Cash provided by operating activities was $3.8 million for fiscal 1998 and $625,000 in fiscal 1997. The improvement in cash provided by operating activities resulted primarily from a $2.3 million increase in net income, adjusted to exclude the non-cash, non-recurring compensation expense of $2.3 million in fiscal 1998. Capital expenditures totaled $3.1 million and $600,000 in fiscal 1998 and fiscal 1997, respectively.

    As further described in Note 6 to the Denali Incorporated Consolidated Financial Statements, the Company refinanced its credit facilities in October 1997. In connection with the extinguishment of its old credit facility upon funding of a new credit facility in October 1997, the Company paid prepayment penalties of $323,000. In addition, the Company charged to expense unamortized debt origination costs of $299,000 in October 1997. In fiscal 1998, the Company prepaid a $7.5 million note payable to Owens Corning, originating from the Company's acquisition of the fiberglass composite UST business of Owens Corning. The early repayment resulted in gains of $975,000 for partial forgiveness of principal and interest on the note. As a result of these transactions, the Company incurred a net extraordinary gain of $353,000 ($219,000 net of tax) for the fiscal year ended June 27, 1998.

    The Company's Credit Facility with its principal lender provides for revolving lines of credit and secured term loans of up to an aggregate of $29.2 million. As of June 27, 1998, the Company had outstanding indebtedness of $5.8 million under the term loans and $19.5 million under the revolving lines of credit. Borrowings under this Credit Facility are secured by liens on substantially all of the Company's assets. See Note 6 of Notes to the Consolidated Financial Statements for certain information regarding the Credit Facility. The Credit Facility bears interest per annum at varying rates of LIBOR plus a margin ranging from 1.25% to 2.50%, depending on a leverage calculation, or the prime rate plus a margin ranging from 0% to .25%. The Credit Facility has a five-year term expiring in October 2002.

    The Company assumed $1.0 million in Industrial Revenue Bonds ("IRBs") in connection with its acquisition of the Owens Corning fiberglass composite UST business. The IRBs bear interest at 9.875% per annum, mature in February 2001 and are secured by the Company's Conroe, Texas manufacturing facility.

    The Company assumed $3.5 million of term debt with a financial institution in connection with its acquisition of Fibercast in June 1998. The term debt bears interest at prime plus .50%. Monthly principal payments of $58,500 plus interest are due monthly beginning August 1998 and the facility expires in February 2001.

    The Company's capital requirements primarily relate to acquisitions of businesses in the critical fluids handling industry. The Company has made cash payments net of cash acquired for acquisitions of approximately $47.2 million in the aggregate since inception in December 1994. The source of this cash primarily has been bank debt along with proceeds from the sale of idle assets and use of net working capital. The Company's acquisition program will require significant additional capital. The Company intends to seek additional capital as necessary to fund such acquisitions through one or more funding sources that may include borrowings under the Credit Facility, or offerings of debt and/or equity securities of the Company. Cash provided by operating activities may also be used to fund a portion of future acquisitions. Although management believes that the Company will be able to obtain sufficient capital to fund acquisitions, there can be no assurances that such capital will be available to the Company at the time it is required or on terms acceptable to the Company.

QUARTERLY RESULTS AND SEASONALITY

    The Company has experienced significant fluctuations in its quarterly results of operations. These fluctuations have been attributable to timing of acquisitions and seasonality. The Company's quarterly operating results are affected by the annual construction season slowdown resulting from winter weather especially in the period December through March. The fiberglass composite UST business is especially impacted during the winter months. The following table represents the Company's selected unaudited quarterly consolidated statements of operations for each quarter in fiscal 1997 and 1998:


                                 Fiscal Year ended June 28, 1997                    Fiscal Year ended June 27, 1998
                        -----------------------------------------------      --------------------------------------------
                            1st          2nd         3rd           4th          1st         2nd         3rd         4th
                            Qtr.         Qtr.        Qtr.          Qtr.         Qtr.        Qtr.        Qtr.        Qtr.
                         --------     --------     --------      --------    --------     --------    --------   --------
                                                      (In thousands, except per share data)

Net sales                $ 17,703     $ 16,970     $ 13,906      $ 22,522    $ 21,979     $ 24,914    $ 21,587   $ 31,417
Gross profit                3,754        3,208        2,088         4,783       4,830        5,731       4,295      7,768
Operating income              968          666         (542)          867      (1,307)*      1,310         313      2,153
  (loss)
Income (loss) before
  extraordinary item          293          130         (487)          381      (1,965)         580         135      1,360
Extraordinary item            --           --           --            --           --          (19)        238         --
                         --------     --------     --------      --------    --------     --------    --------   --------
Net income (loss)        $    293     $    130     $   (487)     $    381    $ (1,965)    $    561    $    373   $  1,360

* Results for the first quarter of fiscal 1998 include the non-recurring compensation expense of $2.3 million.


                                 Fiscal Year ended June 28, 1997                    Fiscal Year ended June 27, 1998
                        -----------------------------------------------      --------------------------------------------
                            1st          2nd         3rd           4th          1st         2nd         3rd         4th
                            Qtr.         Qtr.        Qtr.          Qtr.         Qtr.        Qtr.        Qtr.        Qtr.
                         --------     --------     --------      --------    --------     --------    --------   --------
                                                      (In thousands, except per share data)
Basic-net income
  (loss) per share
  before extra-
  ordinary item           $    0.12   $     0.05  $    (0.24) $    0.16    $  (0.91)   $    0.18   $    0.03   $     0.28
Diluted-net income
  (loss) per share
  before extra-
  ordinary item           $    0.12   $     0.04  $    (0.24) $    0.16    $  (0.91)   $    0.17   $    0.03   $     0.28

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

    The Company has completed the assessment of its computer software, hardware and other systems, including embedded technology, relative to year 2000 compliance. The Company is currently updating some of its software and hardware in order to improve the timeliness and quality of its business information systems. A byproduct of these improvements includes year 2000 compliance software in certain operating subsidiaries that otherwise are not year 2000 compliant today. Software selection at these subsidiaries has been completed and implementation has begun with anticipated completion ranging from December 1998 to June 1999. With this schedule, the year 2000 issue is not expected to pose significant operational problems for the Company's computer systems. Because conversions for business reasons are leading to year 2000 compliance, the Company does not expect incremental expense for year 2000 compliance.

    The Company plans to complete its assessment of key vendors, customers and other third parties by the end of calendar year 1998 in order to assess the impact, if any, on the Company's business operations. The Company does not anticipate that any interruptions in its customers' operations resulting from year 2000 issues will have a material impact on the Company's operations or financial results. With respect to suppliers, the Company relies on several key suppliers for resin and fiberglass used in its operations, and interruptions in these suppliers' operations resulting from year 2000 problems could impact the Company's operations and financial results. However, there are alternative suppliers for these materials, and the Company anticipates that it would be able to obtain sufficient raw materials to continue to conduct its business.

    Because the Company anticipates that it will complete its year 2000 remediation efforts in advance of December 31, 1999, it has not made any contingency plans with respect to its operations and systems. However, if the software changes and modifications of existing software are not made, or are not completed timely, the year 2000 issue could have a material impact on the operations of the Company. With respect to key suppliers, the Company has begun to identify potential alternative suppliers of raw materials in the event that its key suppliers suffer business interruptions as a result of year 2000 problems.

INFORMATION RELATING TO FORWARD-LOOKING STATEMENTS

    This Form 10-K contains certain forward-looking statements as such term is defined in the Private Securities Litigation Reform Act of 1995 and information relating to the Company and its subsidiaries that are based on the beliefs of the Company's management, as well as assumptions made by and information currently available to the Company's management. When used in this report, the words, "anticipate", "believe", "estimate", "expect" and "intend" and words or phrases of similar import, as they relate to the Company or its subsidiaries or Company management, are intended to identify forward-looking statements. Such statements reflect the current risks, uncertainties and assumptions related to certain factors including, without limitations, competitive factors, general economic conditions, customer relations, relationships with vendors, the interest rate environment, governmental regulation and supervision, seasonality, distribution networks, product introductions and acceptance, technological change, changes in industry practices, onetime events and other factors described herein. Based upon changing conditions, should any one or more of these risks or uncertainties materialize, or should any underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

    The Company is subject to market risk exposure related to changes in interest rates on its senior credit facility, which includes revolving credit notes and term notes. These instruments carry interest at a pre-agreed upon percentage point spread from either the prime interest rate or LIBOR. Under its senior credit facility, the Company may, at its option, fix the interest rate for certain borrowings based on a spread over LIBOR for 30 days to 6 months. At June 27, 1998, the Company had $28.7 million outstanding under its senior credit facility. Based on this balance, an immediate change of one percent in the interest rate would cause a change in interest expense of approximately $287,000, or $.05 per diluted share, on an annual basis. The Company's objective in maintaining these variable rate borrowings is the flexibility obtained regarding early repayment without penalties and lower overall cost as compared with fixed-rate borrowings.

    The Company has exposure to price fluctuations associated with its primary raw materials, including fiberglass, resin and steel. The Company's supply agreement with a major supplier of fiberglass holds pricing constant for the period from January 1, 1998 through June 30, 1999 and subsequently contains certain stabilizing pricing parameters through its expiration on December 31, 2000. In addition, the Company does not have any long-term purchase agreements nor does it depend upon any single supplier or source for its resin or steel requirements.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The information required hereunder is included in this report as set forth in the "Index to Financial Statements" on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None

                                    PART III



ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The information required by this item regarding directors is set forth in the Proxy Statement under the caption entitled "Election of Directors" and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

    The information required by this item is set forth in the Proxy Statement under the caption "Executive Compensation" and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT

    The information required by this item is set forth in the Proxy Statement under the captions "Election of Directors" and "Executive Compensation" and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information required by this item is set forth in the Proxy Statement under the caption "Certain Relationships and Related Transactions" and is incorporated herein by reference.

                                     PART IV



ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

    (a) The following documents are filed as part of this Annual Report or incorporated by reference:

         1.    Financial Statements

               As to financial statements, reference is made to the Index to Financial Statements on Page F-1 of this Annual Report.

         2.    Financial Statement Schedules

               Schedule II - Valuation and Qualifying Accounts

               All other schedules are omitted as the required information is inapplicable or the information is presented in the financial statements or notes thereto.

         3.    Exhibits

               The following exhibits are filed as part of this Annual Report.

Exhibit
Number   Description of Exhibit
------   ----------------------

 3.1 Second Restated Certificate of Incorporation of the Company (incorporated by reference to the Company's registration statement on Form S-1, registration statement no. 333-36857 (the "Registration Statement")).
 3.2 Bylaws of the Company (incorporated by reference to the Registration Statement).
 4.1 Specimen of Common Stock certificate (incorporated by reference to the Registration Statement).
10.1 The Company's 1996 Incentive Stock Option Plan, as amended (incorporated by reference to the Registration Statement).
10.2 The Company's 1997 Incentive Stock Option Plan (incorporated by reference to the Registration Statement).
10.3 Stock Purchase and Sale Agreement dated as of February 14, 1997, by and between the Company and Praxair, Inc. (incorporated by reference to the Registration Statement).
10.4 Asset Purchase Agreement dated October 12, 1995, by and between the Company, Hoover Group, Inc., Hoover Containment Systems, Inc. and Hoover Containment, Inc. (incorporated by reference to the Registration Statement).
10.5 Stock Purchase Agreement dated September 19, 1997, by and between the Company and SEFCO, Inc., Craig T. Sutton Revocable Trust, Cedric I. Sutton and Charlotte A. Shnurman (incorporated by reference to the Registration Statement).
10.6 Stock Purchase Agreement dated September 22, 1997, by and between the Company and GL&V/LaValley Industries, Inc. and GL&V LaValley Construction, Inc. (incorporated by reference to the Registration Statement).
10.7 Stock Purchase Agreement dated April 8, 1998 between Reinforced Plastic Systems Inc., CC&E/RPS, Inc., and Specialty Solutions, Inc. (incorporated by reference to the Company's current report on Form 8-K dated May 8, 1998).

 10.8 Amendment to Stock Purchase Agreement dated May 8, 1998 between Reinforced Plastic Systems Inc., CC&E/RPS, Inc., and Specialty Solutions, Inc. (incorporated by reference to the Company's current report on Form 8-K dated May 8, 1998).
 10.9 Stock Purchase Agreement dated May 11, 1998 by and between William I. Koch, Joan Granlund, Richard P. Callahan, as Custodian for Wyatt I. Koch, under the Florida Uniform Transfer to Minors Act, Richard A. Bird, Fibercast Company and Denali Incorporated (incorporated by reference to the Company's current report on Form 8-K dated June 5,
         1998).
10.10 Glass Fiber Reinforcement Products Purchase Agreement dated December 23, 1994, by and between the Company and Owens Corning (incorporated by reference to the Registration Statement).
10.11 Agreement dated November 3, 1997, by and between the Company and Owens Corning (incorporated by reference to the Registration Statement).
10.12 Lease dated November 22, 1996, by and between the Company and Baymeadow Limited Partnership (the "Baltimore Lease") (incorporated by reference to the Registration Statement).
10.13 First Amendment of Lease dated August 19, 1997, by and between the Company and Baymeadow Limited Partnership regarding the Baltimore Lease (incorporated by reference to the Registration Statement).
10.14 Salary Continuation Agreement dated September 5, 1997, by and between the Company and Stephen T. Harcrow (incorporated by reference to the Registration Statement).
10.15 Letter to Lee W. Orr dated March 31, 1997, confirming offer of employment (incorporated by reference to the Registration Statement).
10.16 Consulting Agreement dated effective as of April 1, 1997, by and between the Company and Edward de Boer (incorporated by reference to the Registration Statement).
10.17 Confidentiality and Non-Competition Agreement dated September 5, 1997, by and between the Company and R. Kevin Andrews (incorporated by reference to the Registration Statement).
10.18 Confidentiality and Non-Competition Agreement dated September 5, 1997, by and between the Company and Melford S. Carter, Jr. (incorporated by reference to the Registration Statement).
10.19 Confidentiality and Non-Competition Agreement dated September 5, 1997, by and between the Company and Cathy L. Smith (incorporated by reference to the Registration Statement).
10.20 Loan and Security Agreement dated December 21, 1994, by and between the Company and Fleet Capital Corporation (successor in interest to Barclay Business Credit, Inc.) regarding $11,000,000 credit facility (incorporated by reference to the Registration Statement).
10.21 Loan and Security Agreement dated October 27, 1995, by and between the Company and Fleet Capital Corporation (successor in interest to Shawmut Capital Corporation) regarding $6,500,000 credit facility (incorporated by reference to the Registration Statement).
10.22 Loan and Security Agreement dated February 28, 1997, by and between the Company and Fleet Capital Corporation regarding $6,500,000 credit facility (incorporated by reference to the Registration Statement).
10.23 Junior Subordinated Note of the Company dated December 23, 1994, in the original principal amount of $7.5 million, payable to Owens Corning (incorporated by reference to the Registration Statement).
10.24 Loan and Security Agreement dated October 24, 1997, by and between the Company and NationsBank of Texas, N.A. (incorporated by reference to the Registration Statement).
10.25 First Amendment to Loan and Security Agreement dated as of October 31, 1997, by and between the Company and NationsBank of Texas, N.A. (incorporated by reference to the Registration Statement).
10.26 Second Amendment to Loan and Security Agreement dated as of October 31, 1997, by and between the Company and NationsBank of Texas, N.A. (incorporated by reference to the Registration Statement).

10.27 Amended and Restated Credit Agreement dated March 23, 1998 among Denali Incorporated, Ershigs Biloxi, Inc., Ershigs, Inc., Fluid Containment, Inc., and SEFCO, Inc., and NationsBank of Texas, N.A., as agent, and the financial institutions named therein (incorporated by reference to the Company's quarterly report on Form 10-Q for the quarterly period ending March 28, 1998 (the "10-Q")).
10.28 Form of Revolving Note of Denali Incorporated pursuant to Amended and Restated Credit Agreement dated March 23, 1998 (incorporated by reference to the 10-Q).
10.29 Guaranty dated March 23, 1998 of Denali Incorporated (incorporated by reference to the 10-Q).
10.30 Subsidiary Guaranty dated March 23, 1998 of Containment Solutions, Inc., Denali Management, Inc., Ershigs Biloxi, Inc., Ershigs, Inc., Fluid Containment Property, Inc., Instrumentation Solutions, Inc., Specialty Solutions, Inc., Fluid Containment, Inc., SEFCO, Inc. and Hoover Containment, Inc. (incorporated by reference to the 10-Q).
10.31 Security Agreement dated March 23, 1998 between Denali Incorporated and NationsBank of Texas, N.A., as agent (incorporated by reference to the 10-Q).
10.32 Security Agreement dated March 23, 1998 among Containment Solutions, Inc., Denali Management, Inc., Ershigs Biloxi, Inc., Ershigs, Inc., Fluid Containment Property, Inc., Instrumentation Solutions, Inc., Specialty Solutions, Inc., Fluid Containment, Inc., SEFCO, Inc., Hoover Containment, Inc. and NationsBank of Texas, N.A., as agent (incorporated by reference to the 10-Q).
10.33 Pledge Agreement dated March 23, 1998 between Denali Incorporated and NationsBank of Texas, N.A., as agent (incorporated by reference to the 10-Q).
10.34 Form of Pledge Agreement dated March 23, 1998 between NationsBank of Texas, N.A., as agent, and each of Specialty Solutions, Inc., Fluid Containment, Inc., and Ershigs, Inc. (incorporated by reference to the 10-Q).
10.35* Amendment No. 1 and Consent to the Credit Agreement dated as of June 5, 1998 among Denali Incorporated, Fluid Containment, Inc., Ershigs, Inc., Ershigs Biloxi, Inc., SEFCO, Inc., the Banks party to and defined in the Credit Agreement, and NationsBank, N.A., as agent.
10.36* Assumption and Amendment to Loan Agreement dated as of June 5, 1998 among Bank of Oklahoma, N.A. Fibercast and Denali.
21.1*    Subsidiaries of the Company.
23.1*    Consent of Ernst & Young LLP, independent auditors.
27.1*    Financial Data Schedule

-----------

* Filed herewith

    (b)  Reports on Form 8-K

         The Company filed the following reports on Form 8-K during the fourth quarter of fiscal year 1998:

               Form 8-K dated June 19, 1998 with respect to the acquisition of Fibercast Company on June 5, 1998.

               Form 8-K dated May 21, 1998 with respect to the acquisition of CC&E on May 8, 1998.

                               DENALI INCORPORATED
                          INDEX TO FINANCIAL STATEMENTS




Report of Independent Auditors.........................................................................F-2

Consolidated Balance Sheets as of June 28, 1997 and June 27, 1998......................................F-3

Consolidated Statements of Operations for the Years Ended June 29, 1996,  June 28, 1997
    and June 27, 1998..................................................................................F-4

Consolidated Statements of Stockholders' Equity (Deficit) as of June 29, 1996, June 28, 1997
    and June 27, 1998..................................................................................F-5

Consolidated Statements of Cash Flows for the Years Ended June 29, 1996, June 28, 1997
    and June 27, 1998..................................................................................F-6

Notes to Consolidated Financial Statements.............................................................F-7

                         REPORT OF INDEPENDENT AUDITORS




Board of Directors and Stockholders
Denali Incorporated

We have audited the accompanying consolidated balance sheets of Denali Incorporated and subsidiaries (the "Company") as of June 28, 1997 and June 27, 1998, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the years ended June 29, 1996, June 28, 1997 and June 27, 1998. Our audits also included the consolidated financial statement schedule listed in the index at Item 14(a). These consolidated financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Denali Incorporated and subsidiaries at June 28, 1997 and June 27, 1998, and the consolidated results of its operations and its cash flows for the years ended June 29, 1996, June 28, 1997 and June 27, 1998 in conformity with generally accepted accounting principles. Also in our opinion, the related consolidated financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                                     ERNST & YOUNG LLP


Houston, Texas
July 31, 1998

                               DENALI INCORPORATED
                           CONSOLIDATED BALANCE SHEETS


                                                                                    June            June
                                                                                     28,             27,
                                                                                    1997            1998
                                                                                 ----------        -------
                                                                                      (In thousands)
ASSETS
Current assets:
  Cash............................................................               $      330     $      175
  Accounts receivable, net of allowances of $605,000 in
      1997 and $907,000 in 1998...................................                   17,376         23,465
  Inventories.....................................................                    6,686         10,489
  Income tax receivable...........................................                       40             --
  Prepaid expenses................................................                      913          1,152
  Deferred tax assets.............................................                      934          1,242
                                                                                 ----------        -------
      Total current assets........................................                   26,279         36,523
Property, plant and equipment, net................................                    7,695         20,270
Assets held for sale..............................................                    1,520            449
Notes receivable..................................................                      907            178
Goodwill, net.....................................................                    1,620         19,435
Deferred tax assets...............................................                    1,953          1,947
Other assets......................................................                    1,110          1,580
                                                                                 ----------        -------
Total assets......................................................               $   41,084        $80,382
                                                                                 ==========        =======

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Accounts payable................................................               $   10,173       $ 13,140
  Accrued liabilities.............................................                    5,249          7,180
  Income taxes payable............................................                       --            620
  Notes payable...................................................                    1,460             --
  Current maturities of long-term debt............................                    1,378          1,442
                                                                                 ----------        -------
      Total current liabilities...................................                   18,260         22,382
Long-term debt, less current maturities...........................                   21,186         28,454
Other long-term liabilities.......................................                      979            872
Series A Preferred Stock, redeemable at $250 per share, $.01 par value:
  Authorized shares -- 1,004,800
  Issued and outstanding shares -- 4,800 at June 28, 1997
     and none at June 27, 1998....................................                    1,200             --
Commitments and contingencies
Stockholders' equity (deficit):
  Common stock, $.01 par value
     Authorized shares -- 30,000,000
     Issued and outstanding shares -- 2,184,910 at June 28,
        1997 and 4,828,743 at June 27, 1998.......................                       22            48
  Additional paid-in capital......................................                      297        29,187
  Retained deficit................................................                     (860)         (561)
                                                                                 ----------     ---------
Total stockholders' equity (deficit)..............................                     (541)       28,674
                                                                                 ----------     ---------
Total liabilities and stockholders' equity (deficit)..............               $   41,084     $  80,382
                                                                                 ==========     =========

                             See accompanying notes.

                               DENALI INCORPORATED
                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                                                      Years Ended
                                                          ------------------------------------
                                                          June 29,      June 28,      June 27,
                                                            1996          1997          1998
                                                          --------      --------      --------
                                                        (In thousands, except per share amounts)

Net sales ...........................................     $ 53,354      $ 71,101      $ 99,897
Cost of sales .......................................       43,518        57,268        77,273
                                                          --------      --------      --------
Gross profit ........................................        9,836        13,833        22,624
Selling, general, and administrative expenses .......        9,604        11,874        17,843
Non-recurring compensation charge ...................         --            --           2,312
                                                          --------      --------      --------
Operating income ....................................          232         1,959         2,469
Interest expense ....................................        1,783         2,058         1,614
Interest income .....................................          (65)         (111)         (118)
Other income, net ...................................         (206)         (598)         (489)
                                                          --------      --------      --------
Income (loss) before income taxes ...................       (1,280)          610         1,462
Income tax expense (benefit) ........................         (446)          293         1,352
                                                          --------      --------      --------
Net income (loss) before extraordinary item .........         (834)          317           110
Extraordinary item on early extinguishment of
  debt, net of income tax (see Note 6) ..............         --            --             219
                                                          --------      --------      --------
Net income (loss) ...................................         (834)          317           329
Dividends on Series A Preferred Stock ...............         (120)         (120)          (30)
                                                          --------      --------      --------
Net income (loss) attributable to Common Stock ......     $   (954)     $    197      $    299
                                                          ========      ========      ========

Net income (loss) per common share - basic:
  Income (loss) before extraordinary item ...........     $  (0.44)     $   0.09      $   0.02
  Extraordinary item ................................         --            --            0.06
                                                          --------      --------      --------
  Net income (loss) per common share ................     $  (0.44)     $   0.09      $   0.08
                                                          ========      ========      ========

Net income (loss) per common share assuming dilution:
  Income (loss) before extraordinary item ...........     $  (0.44)     $   0.09      $   0.02
  Extraordinary item ................................         --            --            0.06
                                                          --------      --------      --------
  Net income (loss) per common share ................     $  (0.44)     $   0.09      $   0.08
                                                          ========      ========      ========

                             See accompanying notes.

                               DENALI INCORPORATED
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)


                                           Common      Common
                                           Stock        Stock      Paid-In      Retained
                                          Shares       Amount      Capital      Deficit        Total
                                         --------     --------     --------     --------      --------
                                                             (In thousands)
Balance at July 1, 1995 ............        2,185     $     22     $    297     $   (103)     $    216
  Dividends declared ...............         --           --           --           (120)         (120)
  Net loss .........................         --           --           --           (834)         (834)
                                         --------     --------     --------     --------      --------
Balance at June 29, 1996 ...........        2,185           22          297       (1,057)         (738)
  Dividends declared ...............         --           --           --           (120)         (120)
  Net income .......................         --           --           --            317           317
                                         --------     --------     --------     --------      --------
Balance at June 28, 1997 ...........        2,185           22          297         (860)         (541)
  Exchange of employee stock
   options..........................         --           --          2,312         --           2,312
  Issuance of common stock .........        2,276           23       25,969         --          25,992
  Exercise of employee stock
   options..........................          368            3          609         --             612
  Dividends declared ...............         --           --           --            (30)          (30)
  Net income .......................         --           --           --            329           329
                                         --------     --------     --------     --------      --------
Balance at June 27, 1998 ...........        4,829     $     48     $ 29,187     $   (561)     $ 28,674
                                         ========     ========     ========     ========      ========


                             See accompanying notes.

                               DENALI INCORPORATED
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                     Year Ended
                                                          ------------------------------------
                                                          June 29,      June 28,      June 27,
                                                            1996          1997          1998
                                                          --------      --------      --------
OPERATING ACTIVITIES
Net income (loss) ...................................     $   (834)     $    317      $    329
Adjustments to reconcile net income (loss) to net
  cash provided by (used in) operating activities:
  Non-recurring compensation expense ................         --            --           2,312
  Depreciation ......................................          790         1,043         1,436
  Amortization ......................................          123           178           256
  Provision for losses on accounts receivable .......           55           176            93
  Deferred tax expense ..............................            4            25           236
  (Gain) loss on disposal of property, plant and
     equipment and assets held for sale .............          210          (447)          (89)
  Changes in operating assets and liabilities, net of
     effects of acquisitions:
     Accounts receivable ............................           22        (3,377)          (85)
     Inventories ....................................       (1,250)        1,238        (1,612)
     Prepaid expenses ...............................         (372)          (90)          (92)
     Other assets ...................................          (43)          (57)         (212)
     Accounts payable ...............................        1,323           886         1,223
     Accrued liabilities ............................          671           264          (652)
     Income tax receivable/payable ..................         (808)          469           711
                                                          --------      --------      --------
Net cash provided by (used in)
  operating activities ..............................         (109)          625         3,854
INVESTING ACTIVITIES
Acquisitions net of cash acquired ...................       (5,427)       (4,825)      (29,770)
Purchases of property, plant and equipment ..........         (942)         (600)       (3,071)
Proceeds from sale of property, plant and equipment
  and assets held for sale ..........................        1,363           208           899
Payments on notes receivable ........................           13            81           816
Purchases of equity securities ......................         (437)         (593)         --
Proceeds from sale of equity securities .............         --           1,098          --
                                                          --------      --------      --------
Net cash used in investing activities ...............       (5,430)       (4,631)      (31,126)
FINANCING ACTIVITIES
Proceeds from common stock issuance .................         --            --          25,992
Proceeds from exercise of stock options .............         --            --             612
Redemption of preferred stock .......................         --            --          (1,200)
Dividends paid ......................................          (90)         --            (210)
Net borrowings under revolving lines of credit ......        4,065         2,848         8,990
Proceeds from term notes and long-term debt .........        2,019         2,200        10,398
Principal payments on term notes and long-term
  debt ..............................................       (1,233)         (685)      (17,016)
Debt origination costs ..............................          (97)         (151)         (449)
                                                          --------      --------      --------
Net cash provided by financing activities ...........        4,664         4,212        27,117
                                                          --------      --------      --------
Increase (decrease) in cash .........................         (875)          206          (155)
Cash at beginning of period .........................          999           124           330
                                                          --------      --------      --------
Cash at end of period ...............................     $    124      $    330      $    175
                                                          ========      ========      ========

                             See accompanying notes.

                               DENALI INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 27, 1998


1. THE COMPANY

ORGANIZATION AND BASIS OF PRESENTATION

    Denali Incorporated ("Denali" or the "Company"), a Delaware corporation, was incorporated on December 19, 1994, and through its wholly-owned subsidiaries is primarily engaged in the manufacture and sale of fiberglass composite underground storage tanks, steel aboveground storage tanks, and engineered fiberglass reinforced plastic products for corrosion resistant applications. Currently, the Company's products are primarily marketed in the United States.

    The Company uses a 52 or 53 week year ending on the Saturday closest to June 30.

    Certain prior year amounts have been reclassified to conform to current year presentation.

2. SIGNIFICANT ACCOUNTING POLICIES

CONSOLIDATION

    The Consolidated Financial Statements include the accounts of Denali and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

USE OF ESTIMATES

    The preparation of financial statements in conformity with generally accepted accounting principles requires the use of estimates by management. Actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS

    The Company considers all cash accounts and money market accounts with an original maturity less than 90 days to be cash and cash equivalents.

FAIR VALUE OF FINANCIAL INSTRUMENTS

    The carrying amounts of cash, prepaid expenses, accounts receivable, and other current assets and accounts payable approximate fair values due to the short-term maturities of these instruments. The carrying value of the Company's revolving lines of credit and notes payable approximates fair value because the rates on such lines are primarily variable, based on current market.

STOCK-BASED COMPENSATION

    The Company accounts for stock-based compensation arrangements using the intrinsic value method under the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees.

INVENTORIES

    Inventories are determined using actual cost or a standard cost method based on a first-in, first-out ("FIFO") basis. Inventory is stated at the lower of cost or market.

PROPERTY, PLANT AND EQUIPMENT

    Property, plant and equipment are stated at cost. Depreciation is computed by the straight-line method using rates based on the estimated useful lives of the related assets. Estimated useful lives used for depreciation purposes are as follows:

    Buildings and improvements          25 years
    Machinery and equipment             3 to 10 years

GOODWILL

    Goodwill represents the excess cost of companies acquired over the fair value of their tangible assets. Goodwill is being amortized on a straight-line basis over 40 years. The carrying value of goodwill is reviewed if the facts and circumstances suggest that it may be impaired. If this review indicates that goodwill will not be recoverable, as determined based on the undiscounted cash flows of the entity acquired over the remaining amortization period, the Company's carrying value of the goodwill will be reduced by the estimated shortfall of the discounted cash flows. The Company also has negative goodwill of approximately $1.1 million resulting from the acquisition of Ershigs in February 1997. The negative goodwill is being amortized primarily over the estimated life of the related deferred tax assets, which is estimated to be 15 years. Accumulated amortization was $69,000 and $168,000 for the years ended June 28, 1997 and June 27, 1998, respectively. Amortization expense was $27,000, $42,000 and $99,000 for the years ended June 29, 1996, June 28, 1997 and June 27, 1998.

REVENUES FROM LICENSE ARRANGEMENTS

    The Company has certain license agreements whereby it receives royalties equal to the greater of a certain percentage of the licensee's sales for products based on the Company's proprietary technology and processes or a guaranteed amount as specified in the agreements. The agreements expire between 1998 and 2011. The Company recognizes the actual royalties due or the guaranteed amount under these license agreements in the period of the licensee's sales.

REVENUE RECOGNITION

    Revenues from sales of products fabricated at plant locations are recognized using the units-of-delivery method of accounting. Revenues from certain long-term construction contracts, usually performed on job sites, are recognized on the percentage-of-completion method. Earned revenue is based on the percentage that incurred costs to date are to total estimated costs after giving effect to the most recent estimates of total cost. The cumulative impact of revisions in total cost estimates during the progress of work is reflected in the year in which these changes become known. Earned revenue reflects the original contract price adjusted for agreed-upon claim and change order revenue, if any.

    Losses expected to be incurred on jobs in process, after consideration of estimated minimum recoveries from claims and change orders, are charged to income as soon as such losses are known. Selling and administrative expenses are charged to income in the year incurred and are not allocated to contracts in progress.

ADVERTISING

    The Company expenses all advertising costs as incurred. Advertising costs incurred were $330,000, $402,000 and $582,000 for the years ended June 29, 1996, June 28, 1997 and June 27, 1998, respectively.

INCOME TAXES

    The Company uses the liability method of accounting for income taxes. Under the liability method, deferred income taxes are determined based on differences between financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates that will be in effect when the differences reverse.

RESEARCH AND DEVELOPMENT COSTS

    The costs of materials and equipment that are acquired for research and development activities, and which have alternative future uses, are capitalized and depreciated over the period of future benefit. All other research and development costs are charged against earnings in the period incurred. Research and development costs expensed were $492,000, $319,000 and $458,000 for the years ended June 29, 1996, June 28, 1997 and June 27, 1998, respectively.

CONCENTRATION OF CREDIT RISK

    Financial instruments that could potentially subject the Company to concentrations of credit risk are accounts receivable. The Company continuously evaluates the creditworthiness of its customers and generally does not require collateral. The Company's customer base consists of major commercial organizations and independent sub-contractors. No customer accounted for 10% or more of revenues for the years ended June 29, 1996, June 28, 1997 and June 27, 1998.

PER SHARE INFORMATION

    In 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share. Statement 128 replaces the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented and, where appropriate, restated to conform to the Statement 128 requirements.

    The following table sets forth the weighted average shares outstanding for the computation of basic and diluted earnings per share:


                                                                           Years Ended
                                                                ----------------------------------
                                                               June 29,       June 28,      June 27,
                                                                 1996           1997          1998
                                                                ------         -----         -----
                                                                    (Share data in thousands)

 Weighted average common shares outstanding...........          2,185          2,185         3,736
 Dilutive securities - employee stock options.........             --             13           139
                                                                -----          -----         -----
 Weighted average common shares outstanding
   assuming full dilution.............................          2,185          2,198         3,875
                                                                =====          =====         =====

CAPTIVE INSURANCE PROGRAM

    In January 1996, the Company entered into a captive insurance program for its workers' compensation and automobile coverages. The program provides for certain reinsurance on claims over $250,000 and aggregate insurance for the total claims exposure of the captive company. The Company uses actuarial determined information provided by the captive insurance company to determine its estimated liability.

ACCOUNTING CHANGES

    In 1997 and 1998, the FASB issued Statement No. 130, Reporting Comprehensive Income, Statement No. 131, Disclosures about Segments of an Enterprise and Related Information, and Statement No. 132, Employers' Disclosures About Pensions and Other Post-Retirement Benefits. These statements, which are effective for fiscal years beginning after December 15, 1997, expand and modify disclosures and, accordingly, will have no impact on the Company's reported financial position, results of operations, or cash flows.

3.  ACQUISITIONS

    Effective February 28, 1997, the Company acquired all of the issued and outstanding stock of Ershigs, Inc. ("Ershigs"), a manufacturer of fiberglass-reinforced plastic composites for corrosion-resistant applications. Under the purchase agreement, the Company acquired net assets of $7.4 million in exchange for $5.0 million in cash and $1.0 million in a subordinated unsecured note payable. The Company incurred approximately $80,000 in acquisition costs. The acquisition was accounted for under the purchase method of accounting whereby the assets and liabilities of Ershigs were adjusted to their estimated fair values at the acquisition date, which exceeded the purchase price by approximately $1.3 million. Accordingly, the excess amount was allocated to reduce the basis of property, plant and equipment (except for assets held for sale). Upon finalization of the deferred tax assets related to the purchase allocation in 1998, the Company reversed the $1.1 million valuation allowance preliminarily recorded in 1997 and recorded negative goodwill. The negative goodwill is being amortized primarily over the estimated life of the related deferred tax assets, which is estimated to be 15 years.

    Effective October 1997, the Company acquired all of the issued and outstanding stock of SEFCO, Inc. ("SEFCO"), a manufacturer of engineered field-erected steel tanks and accessories for use in the municipal, agrochemical and petroleum industries. Effective October 1997, the Company acquired all of the issued and outstanding stock of GL&V/LaValley Construction, Inc. ("LaValley"), a manufacturer and installer of fiberglass-reinforced plastic products. Effective May 1998, the Company purchased 100% of the issued and outstanding stock of CC&E/RPS, Inc. ("CC&E"), a leading North American field constructor of fiberglass-reinforced plastic products. Effective June 1998, the Company acquired 100% of the issued and outstanding stock of Fibercast Company, a leading manufacturer of fiberglass-reinforced plastic piping systems specializing in highly corrosive environments.

    In connection with the fiscal 1998 acquisitions, the Company acquired net assets of $9.8 million in exchange for $28.5 million in cash, which is net of $700,000 cash acquired, and incurred approximately $450,000 in acquisition costs resulting in the recording of goodwill of approximately $19 million. The Company also paid down $1.1 million of bank and seller debt and assumed $3.5 million of bank debt in connection with the Fibercast acquisition. In addition, the seller in the CC&E acquisition may receive contingent payments of up to $400,000 based on an increase in the level of bookings, payment of which will be recorded as an increase to goodwill.

    All of the acquisitions described above were accounted for under the purchase method of accounting whereby the assets and liabilities were adjusted to their estimated fair values at the acquisition date. The consolidated financial statements reflect all operations for the acquired companies since the date of acquisition.

    The following unaudited results of operations have been prepared assuming the acquisitions had occurred as of the beginning of the periods presented. Those results are not necessarily indicative of results of future operations nor of results that would have occurred had the acquisitions been consummated as of the beginning of the periods presented.


                                                    June 28,         June 27,
                                                     1997             1998
                                                  ---------      ------------
                                               (In thousands except per share data)

Net sales ......................................  $ 130,391      $ 125,390
Net loss before extraordinary item .............  $  (4,231)     $  (2,142)
Net loss .......................................  $  (4,231)     $  (1,923)
Net loss per common share - basic and diluted...  $   (1.99)     $   (0.52)

ASSETS HELD FOR SALE

    Assets held for sale are recorded on the balance sheet at amounts equal to estimated net realizable values adjusted for anticipated earnings or losses, interest and other carrying costs until sale.

    Assets held for sale of $3.6 million were identified in December 1994, the date of acquisition of the tank group from Owens Corning, consisting primarily of two manufacturing facilities and related manufacturing equipment. The two manufacturing facilities were closed in early 1995 and had insignificant operations after the date of acquisition. One manufacturing facility was sold in December 1995 at its previously recorded net realizable value. The other manufacturing facility was sold in June 1996, with the Company recognizing a loss of $208,000 due to a decline in the market value of the property during 1996. Certain of the manufacturing equipment was sold during the year ended June 28, 1997 under licensing arrangements with the Company recognizing a gain on the sale of the equipment of $312,000. During fiscal year 1998, manufacturing equipment with a book value of $250,000 was sold through an international joint venture with the Company recognizing a gain of $107,000. At June 27, 1998, the remaining assets held for sale of $449,000 consist of certain manufacturing equipment which the Company primarily expects to sell under similar license arrangements or through an international joint venture.

    Assets held for sale of $820,000 were identified at the date of acquisition of Ershigs consisting primarily of a manufacturing facility and related manufacturing equipment. The manufacturing facility was closed in May 1997 with operating losses of $68,000 eliminated from the Company's results of operations for the year ended June 28, 1997. In January 1998, the assets were sold with the Company recognizing no gain or loss.

4. INVENTORIES

    Inventories consisted of the following:

                    June 28,     June 27,
                      1997        1998
                    -------     -------
                       (In thousands)

Finished goods...   $ 2,147     $ 4,748
Raw materials....     2,805       4,289
Work in process..     1,734       1,452
                    -------     -------
                    $ 6,686     $10,489
                    =======     =======

5. PROPERTY, PLANT AND EQUIPMENT

    Property, plant and equipment consisted of the following:


                                                    June 28,           June 27,
                                                      1997               1998
                                                    -------           --------
                                                          (In thousands)
 Land......................................         $ 1,089           $  2,110
 Buildings and improvements................           3,685              6,966
 Machinery and equipment...................           5,062             14,024
 Construction in progress..................              22                769
                                                    -------           --------
                                                      9,858             23,869
 Less accumulated depreciation.............          (2,163)            (3,599)
                                                    -------           --------
 Property, plant and equipment, net........         $ 7,695           $ 20,270
                                                    =======           ========

6. LONG-TERM DEBT

    Long-term debt is summarized below:


                                                                                                    June         June
                                                                                                     28,          27,
                                                                                                    1997         1998
                                                                                                    ----         ----
                                                                                                      (In thousands)
      Revolving credit note with a financial institution, interest payable monthly at 30-day LIBOR plus 2.5% (8.16% at June 27, 1998), due October
        31, 2002, secured by substantially all assets of the Company's
        subsidiaries..................................................................            $    --      $ 19,400
      Revolving credit note with a financial institution, interest payable quarterly at prime (8.5% at June 27, 1998), due October 31, 2002,
        secured by substantially all assets of the Company's subsidiaries.............                 --            55
      Term note with a financial institution, due in monthly installments of
        $51,816, plus interest at 30-day LIBOR plus 2.5% (8.16% at June 27,
        1998) through October 24, 2002, with remaining balance of $3,079 due
        October 24, 2002, secured by substantially all assets of the
        Company's subsidiaries........................................................                 --         5,785
      Term note with a financial institution, due in monthly installments of
        $58,500, plus interest at prime plus 0.5% beginning August 1, 1998 (9.0%
        at June 27, 1998) through February 7, 2001, secured by property,
        plant and equipment of Fibercast..............................................                 --         3,500
      Term note with a seller, due in monthly installments of  $5,591, including interest at 8%, through January 16, 2001, secured by all assets of
        purchased facility............................................................                 --           156
      Revolving credit note with a financial institution, interest payable monthly at prime plus 1.50% (10% at June 28, 1997), due
        December 20, 1999, secured by all assets of its subsidiary,
        Fluid Containment, Inc. ("FCI")...............................................              4,830            --
      Term note with a financial institution, due in monthly installments of
        $17,000 plus interest at prime plus 2% (10.5% at June 28, 1997)
        through December 20, 1999, secured by all assets of FCI.......................                500            --
      Industrial Revenue Bonds with Montgomery County Industrial
        Development Corporation, interest payable semiannually on
        February 1 and August 1 at 9.875%, principal due February 1,
        2001, secured by FCI's Conroe, Texas, manufacturing facility..................              1,000         1,000
      Revolving credit note with a financial institution, interest payable monthly at 30-day LIBOR plus 3.5% (9.1875% at June 28, 1997), due October 27, 2000, secured by all assets of its subsidiary, Hoover
        Containment, Inc. ("Hoover")..................................................              3,663            --

      Term note with a financial institution, due in monthly installments of
        $7,000 plus interest at 30-day LIBOR plus 3.75% (9.4375% at June 28,
        1997) through October 1, 2000, secured by all assets
        of Hoover.....................................................................                 290          --
      Term note with a financial institution, due in monthly installments of $25,000 plus interest at 30-day LIBOR plus 4.15% (9.8375% at June 28,
        1997) through October 1, 1999, secured by all assets
        of Hoover.....................................................................                 400          --
      Revolving credit note with a financial institution, interest  payable monthly at 30-day LIBOR plus 3.75% or at prime plus 1% (9.4375% at June
        28, 1997), due February 28, 2002, secured by all assets of its
        subsidiary Ershigs Inc. ("Ershigs")...........................................               1,972          --
      Term note with a financial institution, due in monthly installments of
        $20,000 plus interest at 30-day LIBOR plus 4% or at prime plus 1.25%
        (9.6875% at June 28, 1997) through February 28, 2002, secured by all
        assets of Ershigs.............................................................               1,640          --
      Subordinated to FCI revolving credit note and term note, unsecured note payable to a seller, interest at 10% payable semi-annually on June 30 and
        December 31, principal due December 31, 1999..................................               8,269          --
                                                                                                  --------    --------
                                                                                                    22,564      29,896
      Less current maturities.........................................................               1,378       1,442
                                                                                                  --------    --------
      Long-term debt due after one year...............................................            $ 21,186    $ 28,454
                                                                                                  ========    ========


    On October 24, 1997, the Company's subsidiaries entered into a senior credit facility, as amended, with a new bank to refinance its revolving and term credit arrangements at its wholly-owned subsidiaries, Fluid Containment, Inc., Hoover Containment, Inc. and Ershigs, and to finance the acquisitions of LaValley and SEFCO. This credit facility was amended and restated on March 23, 1998 and further amended on June 5, 1998 in connection with the Company's acquisition of Fibercast Company. As of June 27, 1998, the Company had outstanding indebtedness of $5.8 million under the term loans and $19.5 million under the revolving credit notes. This amended and restated credit facility provides for a maximum of $23.0 million revolving credit notes due in October 2002, and a maximum of $6.2 million in term loans with equal monthly payments of $51,816 plus interest due in October 2002 or upon the termination of the revolving credit notes. The new revolving credit notes provide for borrowings, at the Company's option, at either the Bank's prime rate or varying rates of LIBOR plus a margin ranging from 1.25% to 2.5%. Borrowings under the new revolving credit notes will be based on accounts receivable and inventory as specified in the agreement's borrowing base formula. The term loans provide for borrowings, at the Company's option, at either the Bank's prime rate plus a margin ranging from 0% to .25% or varying rates of LIBOR plus a margin ranging from 1.25% to 2.5%. The new senior credit facility provides availability for letters of credit up to $5.0 million subject to availability of borrowing capacity under the revolving credit notes. Letters of credit issued under this facility totaled $839,000 reducing the amount available for letters of credit to $4.2 million. The new senior credit facility requires the Company's subsidiaries to maintain certain financial covenants and requires an annual fee of .25% on the unused portion of the revolving credit notes. At June 27, 1998, the unused portion of the revolving credit line was $3.5 million. As of June 27, 1998, the Company was in compliance with all required financial covenants. The new senior credit facility is secured by substantially all of the assets of the Company's subsidiaries. Under the Company's credit facilities, distributions in the form of dividends and stock repurchases are limited to 25% of the Company's consolidated net income for the preceding fiscal year.

    The Company assumed $1.0 million in Industrial Revenue Bonds ("IRBs") in connection with its acquisition of the Owens Corning fiberglass composite UST business in December 1994. In addition, the Company assumed $3.5 million of term debt with a financial institution in connection with its acquisition of Fibercast in June 1998. The term debt bears interest at prime plus .50%.

    Also, in connection with the extinguishment of its old revolving and term credit arrangements upon funding of the new senior credit facility in October 1997, the Company paid prepayment penalties of $323,000 and charged to expense unamortized debt origination costs of $299,000. In addition, the Company realized gains of $591,000 and $384,000 in November 1997 and March 1998, respectively, from the prepayment of a seller note. As a result of these transactions, the Company incurred a net extraordinary gain of $353,000 ($219,000 net of tax) for the fiscal year ended June 27, 1998.

    Scheduled maturities of long-term debt at June 27, 1998 based on the terms of the new senior credit facility are as follows (in thousands):

                 Fiscal year:
                 1999................       $    1,442
                 2000................            1,321
                 2001................            3,822
                 2002................              622
                 2003................           22,689
                                            ----------
                           Total            $   29,896
                                            ==========

    The Company paid interest on its long-term debt of $904,000, $1,181,000 and $1,662,000 during the years ended June 29, 1996, June 28, 1997 and June 27, 1998, respectively.

7. NOTES PAYABLE

    Notes payable are summarized below:

                                                                                June 28,       June 27,
                                                                                 1997             1998
                                                                               --------         -------
                                                                                     (In thousands)
One-year unsecured note payable to a seller, principal and
  interest at 10% due February 28, 1998...........................             $  1,000       $      --
Note payable with a financial institution, due in quarterly
  installments of $27,500 plus interest at prime plus 1% (9.5% at June 28,
  1997) with an additional principal payment of $250,000 on August 31,
  1997, due December 31, 1997 secured by a note receivable........                  460              --
                                                                               --------         -------
                                                                               $  1,460         $    --
                                                                               ========         =======

    The Company paid interest on these notes of $82,000, $15,000 and $87,000 for the years ended June 29, 1996, June 28, 1997 and June 27, 1998, respectively.

8. COMMITMENTS AND CONTINGENCIES

    The Company utilizes fiberglass, resin and steel as the primary raw materials in its production processes. Fiberglass is occasionally in short supply and subject to price fluctuations in response to market demands. The Company entered into a supply agreement with a major supplier, which requires two of the Company's subsidiaries, Fluid Containment and Ershigs, to purchase at least 90% of their fiberglass requirements from the supplier. The contract expires on December 31, 2000. In addition, the Company continues to negotiate with other vendors to ensure a continued supply of fiberglass to meet the Company's production needs. The Company is also a significant purchaser of resin and steel. The Company does not depend upon any single supplier or source for steel or resin requirements.

    The Company has not encountered any significant difficulty to date in obtaining raw materials in sufficient quantities to support its operations at current or expected near-term future levels. However, any disruption in raw material supply or abrupt increases in raw material prices could have an adverse effect on the Company's operations.

    The Company and its subsidiaries are, from time to time, subject to various lawsuits and claims and other actions arising out of the normal course of business. The Company is also subject to contingencies pursuant to environmental laws and regulations that in the future may require the Company to take action to correct the effects on the environment of prior manufacturing and waste disposal practices. Accrued environmental liabilities at June 27, 1998 were $651,000 and, in management's opinion, such accruals are appropriate based on existing facts and circumstances. Under more adverse circumstances, however, this potential liability could be higher. Current year expenditures were not material.

    While the effect on future results of these items is not subject to reasonable estimation because considerable uncertainty exists, in the opinion of management, the ultimate liabilities resulting from such claims will not materially affect the consolidated financial position, results of operations or cash flows of the Company.

    Mr. Harcrow is a party to a Salary Continuation Agreement entered into with the Company in September 1997 which provides for certain payments to his wife in the event of his death or disability. Upon the occurrence of death or disability, the Company shall pay three years salary and health insurance for Mr. Harcrow's family over that same period. On termination of the agreement, the benefits described above shall remain in force and effect thereafter; however, the three-year period for benefits will provide for benefits only from the date of disability or death of Mr. Harcrow until September 1, 2002.

9. LEASES

    The Company leases certain manufacturing facilities, machinery and equipment, and office space under operating leases. Future minimum payments on operating leases are as follows (in thousands):

                        Fiscal year:
                        1999....................   $    861
                        2000....................        737
                        2001....................        634
                        2002....................        499
                        2003 and thereafter             440
                                                   --------
                                  Total.........   $  3,171
                                                   ========

    Total rental expense was $725,000, $1,028,000 and $1,204,000 for the years ended June 29, 1996, June 28, 1997 and June 27, 1998, respectively.

10. INCOME TAXES

    Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows:


                                                           June 28,     June 27,
                                                             1997         1998
                                                           -------      -------
                                                               (In thousands)
Deferred tax assets:
  Tax over financial reporting basis of net book value
     of property, plant and equipment ................     $ 1,886      $   564
  Expenses accrued for financial reporting not yet
     deductible for tax ..............................       1,518        1,775
  Net operating loss and other carryforwards .........         663        1,718
  Other ..............................................         203          219
                                                           -------      -------
Total deferred tax assets ............................       4,270        4,276
Deferred tax liabilities:
  Financial reporting over tax basis of goodwill .....        --            310
  Other ..............................................         285           93
                                                           -------      -------
Total deferred tax liabilities .......................         285          403
                                                           -------      -------
Valuation allowance ..................................      (1,098)        (684)
                                                           -------      -------
Net deferred tax assets ..............................     $ 2,887      $ 3,189
                                                           =======      =======

    Net deferred tax assets increased $2.3 million in fiscal 1997 and decreased $560,000 in fiscal 1998 due to acquisitions. In addition, net deferred tax assets increased an additional $1.1 million in fiscal 1998 when the Company reversed the June 28, 1997 valuation allowance and recognized negative goodwill resulting from the finalization of the deferred tax assets related to the purchase allocation of Ershigs.

    The Company has net operating loss carryforwards of approximately $4.7 million that expire through 2017 that are available to offset future taxable income of certain acquired subsidiaries. The June 27, 1998 valuation allowance represents net operating loss carryforwards acquired in May 1998 as a result of the CC&E acquisition, the future realization of which is uncertain. Any benefits that are ultimately realized will be recorded as a reduction of goodwill.

    The components of income tax expense are as follows:


                                               June 29,    June 28,     June 27,
                                                 1996        1997         1998
                                               -------      -------      -------
                                                        (In thousands)
Current income tax expense (benefit):
  Federal ..................................   $  (474)     $   231      $ 1,025
  State ....................................        24           38           91
                                               -------      -------      -------
Total current income tax expense (benefit)..      (450)         269        1,116
                                               -------      -------      -------
Deferred income tax expense (benefit):
  Federal ..................................        72           (3)         338
  State ....................................       (68)          27         (102)
                                               -------      -------      -------
Total deferred income tax expense ..........         4           24          236
                                               -------      -------      -------
Total income tax expense (benefit) .........   $  (446)     $   293      $ 1,352
                                               =======      =======      =======

    The reconciliation of income tax expense computed at U.S. federal statutory tax rates to the reported tax expense is as follows:


                                                 June 29,    June 28,    June 27,
                                                  1996         1997        1998
                                                -------      -------     -------
                                                           (In thousands)
Expected income tax (benefit) expense
  at 34% ..................................     $  (435)     $   207     $   497
State income taxes, net of federal benefit.         (48)          48         116
Non-recurring compensation charge .........        --           --           786
Other, net ................................          37           38         (47)
                                                -------      -------     -------
Reported total income tax expense
(benefit) .................................     $  (446)     $   293     $ 1,352
                                                =======      =======     =======


    The Company paid $329,000, $236,000 and $723,000 of income taxes during the years ended June 29, 1996, June 28, 1997 and June 27, 1998, respectively.

11. STOCKHOLDERS' EQUITY

    On September 23, 1997, the Company effected a 1,715-for-1 stock split. All stockholders' equity balances and disclosures in the accompanying financial statements have been retroactively restated for the stock split. The effect of the stock split was to transfer an amount equal to the par value of the new shares issued from additional paid-in capital to common stock.

    The Company completed an initial public offering in November 1997. The net proceeds to the Company from the sale of the 2,276,000 shares of common stock offered by the Company (after deducting underwriting discounts and commissions of $2.1 million) were $27.5 million. In addition, during the registration process, the Company incurred approximately $1.5 million in legal, accounting, printing and other costs, which were offset against the proceeds of the offering as a component of additional paid-in capital. Of the approximately $26.0 million of net proceeds to the Company from the offering, the Company repaid approximately $15.6 million of the outstanding indebtedness under its credit facilities, repaid $195,000 for a bank note payable, repaid $6.7 million of the subordinated unsecured note payable to a seller, repaid a $1.1 million unsecured note (including interest) to a seller and redeemed the outstanding shares of preferred stock of the Company totaling approximately $1.4 million, including accrued and unpaid dividends. The remaining $1.0 million of net proceeds was used for general working capital purposes.

12. INCENTIVE STOCK OPTION PLAN

    Effective February 14, 1996, the Company adopted an incentive stock option plan (the "Plan") for certain key employees. Denali reserved 367,833 shares of common stock for purposes of the Plan, all of which have been granted and exercised as of June 27, 1998.

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

    In November 1997, the Company awarded options to acquire 171,030 shares of the Company's common stock. An additional option for 7,700 shares was granted in December 1997. Options for 142,113 shares vest 40% immediately and the remainder over a four-year period. The remaining options for 36,617 shares vest ratably over four years. All of the options were granted at fair market value. At June 27, 1998, there were 184,143 shares available for future grants under the 1997 Plan.

    Effective September 1997, the Company completed a reorganization of its subsidiaries. As part of the reorganization, one of the Company's subsidiaries, Containment Solutions, Inc. ("CSI") was merged into Denali. As a result, the outstanding options to purchase common stock of CSI were exchanged for options to purchase common stock of the Company. At June 28, 1997, the CSI stock option plan had 1,400 options outstanding at an exercise price of $259. In September 1997, the Company exchanged the CSI options for a total of 254,643 options to purchase the Company's common stock at an exercise price of $1.42. In connection with the exchange, the Company recognized a compensation charge in the quarter ended September 27, 1997 of approximately $2.3 million.

    A summary of Denali's stock option activity and related information for the years ended June 29, 1996, June 28, 1997 and June 27, 1998 follows:

                          Fiscal Year    Weighted       Fiscal Year      Weighted      Fiscal Year        Weighted
                             1996        Average           1997          Average           1998            Average
                            Options    Exercise Price     Options      Exercise Price     Options       Exercise Price
                          ---------    --------------     -------      --------------     --------      --------------
Outstanding-beginning
  of year                        --             --        113,190             2.22        113,190            2.22
     Granted                113,190           2.22             --               --        433,373            6.19
     Exercised                   --             --             --               --       (367,833)           1.67
                          ---------          -----        -------           ------       --------            ----
Outstanding-end of
  year                      113,190           2.22        113,190             2.22        178,730           12.99
Exercisable-end of
  year                      113,190           2.22        113,190             2.22         56,845           13.00
Weighted average
  grant date fair
  value per option           $3,806                          $-0-                           $6.94

    All options have five year terms and are exercisable based on four year vesting terms. Exercise price per share for options outstanding at June 27, 1998 ranges from $12.88 - $13.00 and the average remaining contractual life was 4.5 years.

    Pro forma information regarding net income and earnings per share is required by FASB Statement No. 123, Accounting for Stock-Based Compensation ("FAS 123"), which also requires that the information be determined as if the Company had accounted for its employee stock options granted subsequent to July 1, 1995 under the fair value method of FAS 123. The fair value for options granted prior to June 28, 1997 was estimated at the date of grant using a minimum value option pricing model. The fair value of options granted subsequent to June 28, 1997 was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions for fiscal 1998: risk-free interest rate of 5.3%, a dividend yield of 0%, volatility factors of the expected market price of the Company's common stock of 26% and a weighted average expected life of the option of four years.

    The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in the Company's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

    For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information, as if the Company had accounted for its employee stock options granted subsequent to July 1, 1995 under the fair value method prescribed by FAS No. 123, follows:

                                                                          Fiscal Year
                                                          ------------------------------------------
                                                            1996              1997             1998
                                                          ---------         --------         -------

Pro forma net income (in thousands)..............         $   (834)         $    317         $    43
Pro forma earnings per share - basic and
    diluted......................................         $  (0.44)         $   0.09         $ 0.003

13. GAIN SHARING PLAN

    The Company has a gain sharing plan that covers all employees of the Company who have satisfied minimum employment standards. For the years ended June 29, 1996, June 28, 1997 and June 27, 1998, the Company made a gain sharing contribution equally to all eligible employees totaling $111,000, $144,000 and $347,000, respectively. Distributions are currently based on 5% of quarterly operating earnings.

14. RETIREMENT PLANS

    During fiscal year 1995, the Company adopted a defined-contribution retirement plan, Fluid Containment 401(k) Retirement Plan (the "Plan"), that covers all eligible employees of the Company. Effective July 1, 1997, the Plan was amended to include all eligible employees of Ershigs. Effective January 1, 1998, the Plan was amended to include all eligible employees of Ershigs-Biloxi and SEFCO. The Plan allows employees to defer up to 15% of their compensation, with the Company matching 50% of the first 6% of the participant's contribution. Participants are immediately and fully vested in employer contributions. The Company's matching contribution was $236,000, $277,000 and $444,000 for the years ended June 29, 1996, June 28, 1997 and June 27, 1998, respectively.

15. SEASONALITY AND INFLATION

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

    The effect of inflation on the Company's operations were not significant during the periods presented in the consolidated financial statements.

16. SEGMENT DATA

    The Company operates in two industry segments: Containment Solutions and Specialty Solutions. The Containment Solutions segment, which provides containment solutions for critical fluids, specializes in the manufacture of fiberglass underground storage tanks and steel reinforced aboveground storage tanks. The Specialty Solutions segment, which provides engineered solutions for the containment of critical fluids, specializes in fiberglass reinforced plastic products for corrosion resistant applications and engineered metal products for the municipal and industrial markets. Except for certain revenues with respect to license agreements with manufacturers located outside of the United States, which revenues are not material as considered in relation to the Company's total net sales, the Company operates in only one geographic segment, the United States. The following is a summary of the industry segment data for the years ended June 29, 1996, June 28, 1997 and June 27, 1998:


                                                                                                       Depreciation
                                             Net       Operating     Identifiable       Capital           and
                                            Sales       Income          Assets        Expenditures     Amortization
                                          ---------     -------        --------         ---------       --------
                                                                    (In thousands)
Year ended June 29, 1996:
Containment Solutions..................   $  53,354     $   430        $ 28,350         $     912       $    908
Specialty Solutions....................          --          --              --                --
Corporate..............................          --        (198)          1,968                30              5
                                          ---------     -------        --------         ---------       --------
Consolidated...........................   $  53,354     $   232        $ 30,318         $     942       $    913
                                          =========     =======        ========         =========       ========
Year ended June 28, 1997:
Containment Solutions..................   $  64,817     $ 2,080        $ 29,934         $     523       $  1,199
Specialty Solutions....................       6,284          81           9,791                33             13
Corporate..............................          --        (202)          1,359                44              9
                                          ---------     -------        --------         ---------       --------
Consolidated...........................   $  71,101     $ 1,959        $ 41,084         $     600       $  1,221
                                          =========     =======        ========         =========       ========
Year ended June 27, 1998:
Containment Solutions..................   $  71,487     $ 3,822        $ 33,564         $   2,108       $  1,257
Specialty Solutions....................      28,410       2,596          45,838               785            412
Corporate..............................          --      (1,637)            980               178             23
Non-recurring compensation charge......          --      (2,312)             --                --             --
                                          ---------     -------        --------         ---------       --------
Consolidated...........................   $  99,897     $ 2,469        $ 80,382         $   3,071       $  1,692
                                          =========     =======        ========         =========       ========

                                   SIGNATURES



    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 14th day of September, 1998.


                                       DENALI INCORPORATED
                                       (Registrant)

                                       By: /s/ R. KEVIN ANDREWS
                                       ---------------------------------
                                       R. Kevin Andrews
                                       Chief Financial Officer
                                            (Principal Financial Officer and
                                            Principal Accounting Officer)

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated and on the 14th day of September, 1998:


                  SIGNATURE                                 TITLE
                  ---------                                 ------

        /s/   STEPHEN T. HARCROW                            Director, Chairman and Chief Executive Officer
       ----------------------------------                         (Principal Executive Officer)
               (Stephen T. Harcrow)

        /s/   R. KEVIN ANDREWS                              Chief Financial Officer
       ----------------------------------                        (Principal Financial Officer and
               (R. Kevin Andrews)                                 Principal Accounting Officer)

        /s/  PHILIP J. BURGUIERES                           Director
      ----------------------------------
              (Philip J. Burguieres)

        /s/  ERNEST H. COCKRELL                             Director
       ----------------------------------
              (Ernest H. Cockrell)

        /s/  THOMAS D. SIMMONS, JR.                         Director
       ----------------------------------
             (Thomas D. Simmons, Jr.)

        /s/  JOEL V. STAFF                                  Director
       ----------------------------------
              (Joel V. Staff)

        /s/  J. TAFT SYMONDS                                Director
       ----------------------------------
              (J. Taft Symonds)

        /s/  STEPHEN M. YOUTS                               Director
       ----------------------------------
             (Stephen M. Youts)

                               DENALI INCORPORATED
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)




                                         Balance at     Charged to         Other                        Balance at
                                         Beginning      Costs and       Accounts -      Deductions           End
                                          of Period      Expenses       Describe(B)     Describe(A)      of Period
                                         ----------     ---------       -----------     ----------       ---------
Fiscal Year Ended June 27, 1998
Allowance for Doubtful Accounts........      $ 605         $  93           $  276          $  67          $ 907
Fiscal Year Ended June 28, 1997
Allowance for Doubtful Accounts........      $ 114         $ 176           $  575          $ 260          $ 605
Fiscal Year Ended June 29, 1996
Allowance for Doubtful Accounts........      $  89         $  55           $   --          $  30          $ 114

------------

(A) Uncollectible accounts written off, net of recoveries.
(B) Allowance for doubtful accounts resulting from the acquisition of Ershigs during FY 1997 and the acquisitions of LaValley and Fibercast during FY 1998.

                               INDEX TO EXHIBITS


Exhibit
Number   Description of Exhibit
------   ----------------------

 3.1 Second Restated Certificate of Incorporation of the Company (incorporated by reference to the Company's registration statement on Form S-1, registration statement no. 333-36857 (the "Registration Statement")).
 3.2 Bylaws of the Company (incorporated by reference to the Registration Statement).
 4.1 Specimen of Common Stock certificate (incorporated by reference to the Registration Statement).
10.1 The Company's 1996 Incentive Stock Option Plan, as amended (incorporated by reference to the Registration Statement).
10.2 The Company's 1997 Incentive Stock Option Plan (incorporated by reference to the Registration Statement).
10.3 Stock Purchase and Sale Agreement dated as of February 14, 1997, by and between the Company and Praxair, Inc. (incorporated by reference to the Registration Statement).
10.4 Asset Purchase Agreement dated October 12, 1995, by and between the Company, Hoover Group, Inc., Hoover Containment Systems, Inc. and Hoover Containment, Inc. (incorporated by reference to the Registration Statement).
10.5 Stock Purchase Agreement dated September 19, 1997, by and between the Company and SEFCO, Inc., Craig T. Sutton Revocable Trust, Cedric I. Sutton and Charlotte A. Shnurman (incorporated by reference to the Registration Statement).
10.6 Stock Purchase Agreement dated September 22, 1997, by and between the Company and GL&V/LaValley Industries, Inc. and GL&V LaValley Construction, Inc. (incorporated by reference to the Registration Statement).
10.7 Stock Purchase Agreement dated April 8, 1998 between Reinforced Plastic Systems Inc., CC&E/RPS, Inc., and Specialty Solutions, Inc. (incorporated by reference to the Company's current report on Form 8-K dated May 8, 1998).
10.8 Amendment to Stock Purchase Agreement dated May 8, 1998 between Reinforced Plastic Systems Inc., CC&E/RPS, Inc., and Specialty Solutions, Inc. (incorporated by reference to the Company's current report on Form 8-K dated May 8, 1998).
10.9 Stock Purchase Agreement dated May 11, 1998 by and between William I. Koch, Joan Granlund, Richard P. Callahan, as Custodian for Wyatt I. Koch, under the Florida Uniform Transfer to Minors Act, Richard A. Bird, Fibercast Company and Denali Incorporated (incorporated by reference to the Company's current report on Form 8-K dated June 5,
         1998).
10.10 Glass Fiber Reinforcement Products Purchase Agreement dated December 23, 1994, by and between the Company and Owens Corning (incorporated by reference to the Registration Statement).
10.11 Agreement dated November 3, 1997, by and between the Company and Owens Corning (incorporated by reference to the Registration Statement).
10.12 Lease dated November 22, 1996, by and between the Company and Baymeadow Limited Partnership (the "Baltimore Lease") (incorporated by reference to the Registration Statement).
10.13 First Amendment of Lease dated August 19, 1997, by and between the Company and Baymeadow Limited Partnership regarding the Baltimore Lease (incorporated by reference to the Registration Statement).
10.14 Salary Continuation Agreement dated September 5, 1997, by and between the Company and Stephen T. Harcrow (incorporated by reference to the Registration Statement).
10.15 Letter to Lee W. Orr dated March 31, 1997, confirming offer of employment (incorporated by reference to the Registration Statement).
10.16 Consulting Agreement dated effective as of April 1, 1997, by and between the Company and Edward de Boer (incorporated by reference to the Registration Statement).

10.17 Confidentiality and Non-Competition Agreement dated September 5, 1997, by and between the Company and R. Kevin Andrews (incorporated by reference to the Registration Statement).
10.18 Confidentiality and Non-Competition Agreement dated September 5, 1997, by and between the Company and Melford S. Carter, Jr. (incorporated by reference to the Registration Statement).
10.19 Confidentiality and Non-Competition Agreement dated September 5, 1997, by and between the Company and Cathy L. Smith (incorporated by reference to the Registration Statement).
10.20 Loan and Security Agreement dated December 21, 1994, by and between the Company and Fleet Capital Corporation (successor in interest to Barclay Business Credit, Inc.) regarding $11,000,000 credit facility (incorporated by reference to the Registration Statement).
10.21 Loan and Security Agreement dated October 27, 1995, by and between the Company and Fleet Capital Corporation (successor in interest to Shawmut Capital Corporation) regarding $6,500,000 credit facility (incorporated by reference to the Registration Statement).
10.22 Loan and Security Agreement dated February 28, 1997, by and between the Company and Fleet Capital Corporation regarding $6,500,000 credit facility (incorporated by reference to the Registration Statement).
10.23 Junior Subordinated Note of the Company dated December 23, 1994, in the original principal amount of $7.5 million, payable to Owens Corning (incorporated by reference to the Registration Statement).
10.24 Loan and Security Agreement dated October 24, 1997, by and between the Company and NationsBank of Texas, N.A. (incorporated by reference to the Registration Statement).
10.25 First Amendment to Loan and Security Agreement dated as of October 31, 1997, by and between the Company and NationsBank of Texas, N.A. (incorporated by reference to the Registration Statement).
10.26 Second Amendment to Loan and Security Agreement dated as of October 31, 1997, by and between the Company and NationsBank of Texas, N.A. (incorporated by reference to the Registration Statement).
10.27 Amended and Restated Credit Agreement dated March 23, 1998 among Denali Incorporated, Ershigs Biloxi, Inc., Ershigs, Inc., Fluid Containment, Inc., and SEFCO, Inc., and NationsBank of Texas, N.A., as agent, and the financial institutions named therein (incorporated by reference to the Company's quarterly report on Form 10-Q for the quarterly period ending March 28, 1998 (the "10-Q")).
10.28 Form of Revolving Note of Denali Incorporated pursuant to Amended and Restated Credit Agreement dated March 23, 1998 (incorporated by reference to the 10-Q).
10.29 Guaranty dated March 23, 1998 of Denali Incorporated (incorporated by reference to the 10-Q).
10.30 Subsidiary Guaranty dated March 23, 1998 of Containment Solutions, Inc., Denali Management, Inc., Ershigs Biloxi, Inc., Ershigs, Inc., Fluid Containment Property, Inc., Instrumentation Solutions, Inc., Specialty Solutions, Inc., Fluid Containment, Inc., SEFCO, Inc. and Hoover Containment, Inc. (incorporated by reference to the 10-Q).
10.31 Security Agreement dated March 23, 1998 between Denali Incorporated and NationsBank of Texas, N.A., as agent (incorporated by reference to the 10-Q).
10.32 Security Agreement dated March 23, 1998 among Containment Solutions, Inc., Denali Management, Inc., Ershigs Biloxi, Inc., Ershigs, Inc., Fluid Containment Property, Inc., Instrumentation Solutions, Inc., Specialty Solutions, Inc., Fluid Containment, Inc., SEFCO, Inc., Hoover Containment, Inc. and NationsBank of Texas, N.A., as agent (incorporated by reference to the 10-Q).
10.33 Pledge Agreement dated March 23, 1998 between Denali Incorporated and NationsBank of Texas, N.A., as agent (incorporated by reference to the 10-Q).
10.34 Form of Pledge Agreement dated March 23, 1998 between NationsBank of Texas, N.A., as agent, and each of Specialty Solutions, Inc., Fluid Containment, Inc., and Ershigs, Inc. (incorporated by reference to the 10-Q).
10.35* Amendment No. 1 and Consent to the Credit Agreement dated as of June 5, 1998 among Denali Incorporated, Fluid Containment, Inc., Ershigs, Inc., Ershigs Biloxi, Inc., SEFCO, Inc., the Banks party to and defined in the Credit Agreement, and NationsBank, N.A., as agent.

10.36* Assumption and Amendment to Loan Agreement dated as of June 5, 1998 among Bank of Oklahoma, N.A. Fibercast and Denali.
21.1*    Subsidiaries of the Company.
23.1*    Consent of Ernst & Young LLP, independent auditors.
27.1*    Financial Data Schedule

----------

* Filed herewith