Form 10-Q
period 1998-09-26
DENALI INC
filed 1998-11-09
CIK 1046594

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q



(Mark One)

( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 26, 1998

                                       OR

(   )    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
         EXCHANGE ACT OF 1934.

Commission File Number   000-23353
                       ---------------------------------------------------------

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

                          Yes    X        No
                              -------         -------


As of October 30, 1998, the number of shares of common stock outstanding was 4,828,743.

                               DENALI INCORPORATED
               FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 26, 1998

                                      INDEX



                                                                                                           Page No.
                                                                                                           --------
PART I.           FINANCIAL INFORMATION

Item 1.           Financial Statements (Unaudited)

                  Consolidated Balance Sheets - June 27, 1998 and September 26, 1998......................     1

                  Consolidated Statements of Operations - Three Months Ended
                  September 27, 1997 and September 26, 1998...............................................     2

                  Consolidated Statements of Cash Flows - Three Months Ended
                  September 27, 1997 and September 26, 1998...............................................     3

                  Notes to Consolidated Financial Statements - September 26, 1998.........................     4

Item 2.           Management's Discussion and Analysis of Financial Condition and
                  Results of Operations ..................................................................     7


PART II.          OTHER INFORMATION

Item 1.           Legal Proceedings ......................................................................    10

Item 2.           Changes in Securities and Use of Proceeds...............................................    10

Item 3.           Defaults Upon Senior Securities.........................................................    10

Item 4.           Submission of Matters to a Vote of Security Holders.....................................    10

Item 5.           Other Information ......................................................................    10

Item 6.           Exhibits and Reports on Form 8-K........................................................    10

Signatures        ........................................................................................    12

Index to Exhibits ........................................................................................    13

                          PART I. FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS

                               DENALI INCORPORATED
                           CONSOLIDATED BALANCE SHEETS


                                                                             September 26,          June 27,
                                                                                1998                  1998
                                                                            --------------          --------
                                                                              (Unaudited)            (Note)
                                           ASSETS                                      (In thousands)
Current assets:
       Cash                                                                  $      587          $       175
       Accounts and notes receivable, net of allowances of
              $760,000 at September 26, 1998 and $907,000
              at June 27, 1998                                                   24,122               23,465
       Inventories                                                               11,069               10,489
       Prepaid expenses                                                           1,106                1,152
       Deferred tax assets                                                        1,293                1,242
                                                                             ----------          -----------
Total current assets                                                             38,177               36,523
Property, plant and equipment, net                                               20,130               20,270
Assets held for sale                                                                449                  449
Notes receivable                                                                    178                  178
Goodwill, net                                                                    19,890               19,435
Deferred tax assets                                                               1,947                1,947
Other assets                                                                      1,550                1,580
                                                                             ----------          -----------
Total assets                                                                 $   82,321          $    80,382
                                                                             ==========          ===========

                   LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
       Accounts payable                                                      $   14,144          $    13,140
       Accrued liabilities                                                        5,856                7,180
       Income taxes payable                                                         795                  620
       Current maturities of long-term debt                                       1,442                1,442
                                                                             ----------          -----------
Total current liabilities                                                        22,237               22,382
Long-term debt, less current maturities                                          29,264               28,454
Other long-term liabilities                                                         861                  872
Series A Preferred Stock, redeemable at $250 per share, $.01 par value:
       Authorized shares - 1,004,800
       Issued and outstanding shares - None at September 26, 1998
              and June 27, 1998                                                       -                    -
Commitments and contingencies
Stockholders' equity:
       Common stock, $.01 par value
              Authorized shares - 30,000,000
              Issued and outstanding shares - 4,828,743 at
              September 26, 1998 and June 27, 1998                                   48                   48
       Additional paid-in capital                                                29,187               29,187
       Retained earnings (deficit)                                                  724                 (561)
                                                                             ----------          -----------
Total stockholders' equity                                                       29,959               28,674
                                                                             ----------          -----------
Total liabilities and stockholders' equity                                   $   82,321          $    80,382
                                                                             ==========          ===========


                             See accompanying notes.

Note: The balance sheet at June 27, 1998 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

                               DENALI INCORPORATED
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                                                             Three months ended
                                                                     ----------------------------------
                                                                       September 26,      September 27,
                                                                           1998               1997
                                                                     --------------     ---------------
                                                                   (In thousands, except per share amounts)
Net sales                                                              $    35,535        $    21,979
Cost of sales                                                               26,769             17,149
                                                                       -----------        -----------
Gross profit                                                                 8,766              4,830
Selling, general and administrative expenses                                 6,189              3,825
Non-recurring compensation expense                                               -              2,312
                                                                       -----------        -----------
Operating income (loss)                                                      2,577             (1,307)
Interest expense                                                               654                607
Interest income                                                                (12)               (20)
Other income, net                                                             (138)              (142)
                                                                       -----------        -----------
Income (loss) before income taxes                                            2,073             (1,752)
Income tax expense                                                             788                213
                                                                       -----------        -----------
Net income (loss)                                                            1,285             (1,965)
Dividends on Series A Preferred Stock                                            -                (30)
                                                                       -----------        ------------
Net income (loss) attributable to common stock                         $     1,285        $    (1,995)
                                                                       ===========        ===========

Net income (loss) per common share                                     $     0.27         $     (0.91)
                                                                       ==========         ===========

Net income (loss) per common share assuming dilution                   $     0.27         $     (0.91)
                                                                       ==========         ===========


                             See accompanying notes.

                               DENALI INCORPORATED
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)



                                                                                    Three months ended
                                                                               -------------------------------
                                                                                September 26,    September 27,
                                                                                     1998            1997
                                                                               --------------    -------------
                                                                                        (In thousands)
OPERATING ACTIVITIES:
Net income (loss)                                                                $     1,285       $   (1,965)
Adjustments to reconcile net loss to net cash
   provided by operating activities:
       Non-recurring compensation expense                                                  -            2,312
       Depreciation                                                                      577              271
       Amortization                                                                      171               54
       Provision for losses on accounts receivable                                        67                3
       Changes in operating assets and liabilities:
              Accounts receivable                                                       (499)           1,187
              Inventories                                                               (580)            (958)
              Prepaid expenses                                                            59             (513)
              Other assets                                                               (74)              (5)
              Accounts payable                                                           771            1,968
              Accrued liabilities                                                     (1,413)            (625)
              Income tax receivable/payable                                              175              353
                                                                                 -----------       ----------
Net cash provided by operating activities                                                539            2,082
INVESTING ACTIVITIES:
Acquisitions, net of cash acquired                                                      (542)               -
Purchases of property, plant and equipment                                              (395)            (208)
Proceeds from sale of property, plant and equipment and
   assets held for sale                                                                    -               35
Payments on notes receivable                                                               -                7
                                                                                 -----------       ----------
Net cash used in investing activities                                                   (937)            (166)

FINANCING ACTIVITIES:
Net borrowings (payments) under revolving lines of credit                              1,045           (1,315)
Net borrowings (payments) on term notes and other long-term debt                        (235)            (481)
                                                                                 -----------       -----------
Net cash provided by (used in) financing activities                                      810           (1,796)

Increase in cash                                                                         412              120
Cash at beginning of period                                                              175              330
                                                                                 -----------       ----------
Cash at end of period                                                            $       587       $      450
                                                                                 ===========       ==========

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

       The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full year. These consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes included in the Company's Form 10-K filed with the Securities and Exchange Commission on September 15, 1998.

2.     INVENTORIES

       Inventories are summarized below (in thousands):


                                                 September 26, 1998    June 27, 1998
                                                 ------------------    -------------
       Finished goods                               $    4,595           $   4,748
       Raw materials                                     4,484               4,289
       Work in process                                   1,990               1,452
                                                    ----------           ---------
                                                    $   11,069           $  10,489
                                                    ==========           =========

3.     PER SHARE INFORMATION

       The following table sets forth the weighted average shares outstanding for the computation of basic and diluted earnings per share:

                                                                            Three months ended
                                                                      --------------------------------
                                                                       September 26,    September 27,
                                                                            1998            1997
                                                                      ---------------   --------------
                                                                          (share data in thousands)
Weighted average common shares outstanding                                 4,829            2,185
Dilutive securities - employee stock options                                   8                -
                                                                         -------          -------
Weighted average common shares outstanding
  assuming full dilution                                                   4,837            2,185
                                                                         =======          =======

4.     LONG-TERM DEBT

       On October 24, 1997, the Company's subsidiaries entered into a senior credit facility, as amended, with a new bank to refinance its revolving and term credit arrangements at its wholly-owned subsidiaries, Fluid Containment, Inc., Hoover Containment, Inc. and Ershigs, and to finance the acquisitions of LaValley and SEFCO. This credit facility was amended and restated on March 23, 1998 and further amended on June 5, 1998 in connection with the Company's acquisition of Fibercast. On October 29, 1998, this credit facility was amended to increase the maximum revolving credit notes due in October 2002 from $23.0 million to $26.0 million. This facility also provides a maximum of $6.2 million in term loans with equal monthly payments of $51,816 plus interest due in October 2002 or upon the termination of the revolving credit notes. As of September 26, 1998, the Company had outstanding indebtedness of $5.7 million under the term loans and $20.5 million under the revolving lines of credit. The new revolving credit notes provide for borrowings, at the Company's option, at either the Bank's prime rate or varying rates of LIBOR plus a margin ranging from 1.25% to 2.5%. Borrowings under the new revolving credit notes will be based on accounts receivable and inventory as specified in the agreement's borrowing base formula. The term loans provide for borrowings, at the Company's option, at either the Bank's prime rate plus a margin ranging from 0% to .25% or varying rates of LIBOR plus a margin ranging from 1.25% to 2.5%.

The new senior credit facility provides availability for letters of credit up to $5.0 million subject to availability of borrowing capacity under the revolving credit notes. The new senior credit facility requires the Company's subsidiaries to maintain certain financial covenants and requires an annual fee of .25% on the unused portion of the revolving credit notes. As of September 26, 1998, the Company was in compliance with all required financial covenants. The new senior credit facility is secured by substantially all of the assets of the Company's subsidiaries. Under the Company's credit facilities, distributions in the form of dividends and stock repurchases are limited to 25% of the Company's consolidated net income for the preceding fiscal year.

5.     ACQUISITIONS

       In the current fiscal year, the Company finalized the working capital adjustment related to the CC&E acquisition, which resulted in an additional $202,000 payment to the seller. In addition, the Company acquired a small operation for approximately $340,000, which extended the geographical presence of SEFCO. The pro forma effects of this acquisition were immaterial for disclosure.

6.     COMMITMENTS AND CONTINGENCIES

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

7.     SEASONALITY

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

8.     SUBSEQUENT EVENTS

       In October 1998, Denali Incorporated entered into a letter of intent to purchase the outstanding stock of Plasti-Fab Inc. Located in Tualatin, Oregon, Plasti-Fab is a leader in providing fiberglass-reinforced flumes and metering stations to the water and wastewater industries. Trailing 12 months revenue was $4.5 million.

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

       The Company was formed in December 1994 to acquire certain assets and assume certain liabilities of the fiberglass composite underground storage tank business of Owens Corning, including five manufacturing facilities. The Company closed two of the manufacturing facilities and significantly restructured the operations of this business at the time of purchase.

       In October 1995, the Company acquired certain assets and assumed certain liabilities of Hoover, a manufacturer of steel rectangular above-ground storage tanks. The Company eliminated certain operating costs through the sharing of certain general and administrative functions within the acquired businesses. The addition of the steel rectangular above-ground storage tank product line enabled the Company to offer a broader line of containment products and to expand its customer base. These two businesses form the Company's Containment Products Group known as Containment Solutions.

       In February 1997, the Company acquired Ershigs, a manufacturer of engineered fiberglass-reinforced plastic products, as the first of the Company's Engineered Products Group. Substantial operational changes were made upon the purchase of Ershigs, including the closing of one of Ershigs' three manufacturing plants and the restructuring of most of Ershigs' sales, general and administrative functions, which enabled the Company to enhance profitability.

       In October 1997, the Company acquired SEFCO, a manufacturer of engineered field-erected aboveground steel tanks, and also acquired LaValley (subsequently named "Ershigs-Biloxi"), a manufacturer of engineered fiberglass-reinforced plastic products.

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

RESULTS OF OPERATIONS

Three months ended September 26, 1998 compared with three months ended September 27, 1997

         Net sales increased $13.6 million, or 62%, to $35.5 million in the first quarter of fiscal 1999 from $22.0 million in the same quarter of fiscal 1998. A total of $8.4 million of the increase resulted from the inclusion of the LaValley and SEFCO companies acquired in October 1997 and Fibercast acquired in June 1998. The remaining $5.2 million increase in sales resulted from a 29% increase in sales at Containment Solutions from $18.0 million in the fiscal 1998 period to $23.2 million in the fiscal 1999 period due to strong demand for the Company's petroleum storage tank products.

         Gross profit increased $4.0 million, or 81%, to $8.8 million in the fiscal 1999 period from $4.8 million in the fiscal 1998 period. $2.3 million of the increase was related to the addition of LaValley, SEFCO and Fibercast with the remaining $1.7 million primarily derived from increased gross profit at Containment Solutions. Gross margin for the Company increased to 24.7% from 22% in the prior year quarter due in part to an increase in the Containment Solutions gross margins to 24.3% in the current fiscal period from 21.1% in the prior fiscal period. The margins at Containment Solutions increased as a result of better raw material pricing, price increases and manufacturing efficiencies primarily resulting from increased volumes at its facilities. Also favorably impacting margins in the quarter was the inclusion of the acquired companies at Specialty Solutions with combined gross margins of 27.0%.

         Selling, general and administrative expenses increased $2.4 million to $6.2 million in the first quarter of fiscal 1999 from $3.8 million in the same period last year, excluding the $2.3 million compensation charge taken in the first quarter of fiscal 1998. The increase is primarily attributable to additional expenses associated with the acquired companies at Specialty Solutions and increased sales and marketing expenses at Containment Solutions. Selling, general and administrative expenses as a percentage of net sales remained at 17.4% for both periods reported.

         The Company recognized a $2.3 million non-recurring compensation charge in the first quarter of fiscal 1998 due to the exchange of subsidiary stock options for Denali stock options.

         The Company's fiscal 1998 provision for income taxes differs from the U.S. statutory rate due to the non-recurring compensation charge, state income taxes and other permanent differences. The Company's fiscal 1999 provision for income taxes differs from the U.S. statutory rate due to state income taxes and other permanent differences.

         Due to the above factors, net income (loss) attributable to common stock increased from $(1,995,000) in the prior fiscal year period to $1,285,000 in the current fiscal year period. Earnings per share increased 80%, excluding the non-recurring compensation expense, from $.15 in the fiscal 1998 period to $.27 in the fiscal 1999 period on a diluted basis.

LIQUIDITY AND CAPITAL RESOURCES

         Working capital at September 26, 1998 was $15.9 million, as compared to $14.1 million at June 27, 1998. Cash provided by operating activities for the three months ended September 26, 1998 was $539,000 compared to $2.1 million for the same period last year. The decrease in cash provided by operating activities is primarily a result of an increase in accounts receivable due to increased sales volume during the first quarter of fiscal year 1999. Capital expenditures were $395,000 and $208,000 for the three months ended September 26, 1998 and September 27, 1997, respectively. Acquisitions, net of cash acquired, includes a working capital adjustment related to the purchase of CC&E that resulted in an additional $202,000 payment to the seller.

         The Company's Credit Facility with its principal lender provides for revolving lines of credit and secured term loans of up to an aggregate of $32.2 million. As of September 26, 1998, the Company had outstanding indebtedness of $5.7 million under the term loans and $20.5 million under the revolving lines of credit. Borrowings under this Credit Facility are secured by liens on substantially all of the Company's assets. See Note 4 of Notes to the Consolidated Financial Statements for certain information regarding the Credit Facility. The Credit Facility bears interest per annum at varying rates of LIBOR plus a margin ranging from 1.25% to 2.50%, depending on a leverage calculation, or the prime rate plus a margin ranging from 0% to .25%. The Credit Facility has a five-year term expiring in October 2002.

         The Company's capital requirements primarily relate to acquisitions of businesses in the critical fluids handling industry. The Company has made cash payments net of cash acquired for acquisitions of approximately $47.7 million in the aggregate since inception in December 1994. The source of this cash primarily has been bank debt along with proceeds from the sale of idle assets and use of cash provided by operations.

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

         The Company has completed the assessment of its computer software, hardware and other systems, including embedded technology, relative to year 2000 compliance. The Company is currently updating some of its software and hardware in order to improve the timeliness and quality of its business information systems. A byproduct of these improvements includes year 2000 compliant software in certain operating subsidiaries that otherwise are not year 2000 compliant today. Software selection at these subsidiaries has been completed and implementation has begun with anticipated completion ranging from December 1998 to June 1999. With this schedule, the year 2000 issue is not expected to pose significant operational problems for the Company's computer systems. Because conversions for business reasons are leading to year 2000 compliance, the Company does not expect significant incremental expense for year 2000 compliance.

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

                           PART II. OTHER INFORMATION



ITEM 1.           LEGAL PROCEEDINGS

         Not applicable

ITEM 2.           CHANGES IN SECURITIES AND USE OF PROCEEDS

         Not applicable

ITEM 3.           DEFAULTS UPON SENIOR SECURITIES

         Not applicable

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable

ITEM 5.           OTHER INFORMATION

         Not applicable

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K.

         A.       Exhibits

                  10.37        Amendment No. 2 to the Credit Agreement
                               dated as of October 29, 1998 among Denali
                               Incorporated, Fluid Containment, Inc., Ershigs, Inc., Ershigs Biloxi, Inc., SEFCO, Inc., the Banks party to and defined in the Credit Agreement, and NationsBank, N.A., as agent.

                  10.38 Guaranty Reaffirmation dated October 29, 1998 of Containment Solutions, Inc., Denali Management, Inc., Ershigs Biloxi, Inc., Ershigs, Inc., Fibercast Company, Fluid Containment Property, Inc., Instrumentation Solutions, Inc., Specialty Solutions, Inc., Fluid Containment, Inc., SEFCO, Inc. and Hoover Containment, Inc.

                  10.39 Revolving Note dated October 29, 1998 for $26,000,000 payable to NationsBank, N.A.


                  27           Financial Data Schedule

         B.       Reports on Form 8-K

                  A Form 8-K/A was filed with the Commission on July 20, 1998. The Form 8-K/A reported the acquisition of CC&E on May 8, 1998 and included the following financial statements and pro forma financial information required by Item 7 "Financial Statements and Exhibits":

                         Financial Statements of CC&E:

                         Report of Independent Public Accountants
                         Balance Sheets as of March 31, 1998 (Unaudited), December 31, 1997, 1996 and 1995
                         Statements of Operations and Retained Earnings for the Three Months Ended March 31, 1998 and 1997 (Unaudited) and the Years Ended December 31, 1997, 1996 and 1995 Statements of Cash Flow for the Three Months Ended March 31, 1998 and 1997 (Unaudited) and the Years Ended December 31, 1997, 1996 and 1995
                         Notes to Financial Statements

                         Unaudited Pro Forma Financial Information of Denali
                         Incorporated:

                         Pro Forma Condensed Consolidated Balance Sheet as of March 28, 1998
                         Pro Forma Condensed Consolidated Statement of Operations for the Nine Months Ended March 28, 1998 Pro Forma Condensed Consolidated Statement of Operations for the Year Ended June 28, 1997
                         Notes to Unaudited Pro Forma Condensed Consolidated Financial Statements

                  A Form 8-K/A was filed with the Commission on August 13, 1998. The Form 8-K/A reported the acquisition of Fibercast on June 5, 1998 and included the following financial statements and pro forma financial information required by Item 7 "Financial Statements and Exhibits":

                         Financial Statements of Fibercast Company:

                         Report of Independent Auditors
                         Balance Sheets as of September 30, 1997, September 30, 1996, March 31, 1996 and March 31, 1995
                         Statements of Operations and Accumulated Deficit for the Years Ended September 30, 1997 and March 31, 1996; the Six Months Ended September 30, 1996 and Eight Months Ended March 31, 1995
                         Statements of Cash Flow for the Years Ended
                         September 30, 1997 and March 31, 1996; the Six Months Ended September 30, 1996 and Eight Months Ended March 31, 1995
                         Notes to Financial Statements
                         Independent Accountants' Review Report
                         Balance Sheets as of March 31, 1998 and 1997
                         Statements of Operations and Accumulated Deficit for the Six Months Ended March 31, 1998 and 1997 Statements of Cash Flow for the Six Months Ended March 31, 1998 and 1997
                         Notes to Financial Statements

                         Unaudited Pro Forma Financial Information of Denali
                         Incorporated:

                         Pro Forma Condensed Consolidated Balance Sheet as of March 28, 1998
                         Pro Forma Condensed Consolidated Statement of Operations for the Nine Months Ended March 28, 1998 Pro Forma Condensed Consolidated Statement of Operations for the Year Ended June 28, 1997
                         Notes to Unaudited Pro Forma Condensed Consolidated Financial Statements

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


                                               DENALI INCORPORATED
                                               -------------------
                                                   (Registrant)




Date:       November 9, 1998                 /s/ R. Kevin Andrews
                                              -------------------------------
                                              R. Kevin Andrews
                                              Chief Financial Officer
                                                (Principal Financial Officer and
                                                Principal Accounting Officer)

                                INDEX TO EXHIBITS





Exhibit
Number            Description of Exhibit
-------           ----------------------

10.37             Amendment No. 2 to the Credit Agreement dated as of
                  October 29, 1998 among Denali Incorporated, Fluid Containment, Inc., Ershigs, Inc., Ershigs Biloxi, Inc., SEFCO, Inc., the Banks party to and defined in the Credit Agreement, and NationsBank, N.A., as agent.

10.38 Guaranty Reaffirmation dated October 29, 1998 of Containment Solutions, Inc., Denali Management, Inc., Ershigs Biloxi, Inc., Ershigs, Inc., Fibercast Company, Fluid Containment Property, Inc., Instrumentation Solutions, Inc., Specialty Solutions, Inc., Fluid Containment, Inc., SEFCO, Inc. and Hoover Containment, Inc.

10.39 Revolving Note dated October 29, 1998 for $26,000,000 payable to NationsBank, N.A.

27                Financial Data Schedule