Form 10-Q
period 1998-12-26
DENALI INC
filed 1999-02-09
CIK 1046594

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q



(Mark One)

( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 26, 1998

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

                             Yes  X    No
                                -----    -----

As of January 30, 1999, the number of shares of common stock outstanding was 4,889,609.

                               DENALI INCORPORATED
                FORM 10-Q FOR THE QUARTER ENDED DECEMBER 26, 1998

                                      INDEX



                                                                                                          Page No.
                                                                                                          --------
PART I.           FINANCIAL INFORMATION

Item 1.           Financial Statements (Unaudited)

                  Consolidated Balance Sheets.............................................................     1

                  Consolidated Statements of Operations ..................................................     2

                  Consolidated Statements of Stockholders' Equity.........................................     3

                  Consolidated Statements of Cash Flows...................................................     4

                  Notes to Consolidated Financial Statements..............................................     5

Item 2.           Management's Discussion and Analysis of Financial Condition and
                  Results of Operations ..................................................................     8


PART II.          OTHER INFORMATION

Item 1.           Legal Proceedings ......................................................................    13

Item 2.           Changes in Securities and Use of Proceeds...............................................    13

Item 3.           Defaults Upon Senior Securities.........................................................    13

Item 4.           Submission of Matters to a Vote of Security Holders.....................................    13

Item 5.           Other Information ......................................................................    13

Item 6.           Exhibits and Reports on Form 8-K........................................................    13

Signatures        ........................................................................................    15

Index to Exhibits ........................................................................................    16

                          PART I. FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS

                               DENALI INCORPORATED
                           CONSOLIDATED BALANCE SHEETS


                                                                  December 26,      June 27,
                                                                      1998           1998
                                                                   ----------     ----------
                                                                   (Unaudited)      (Note)
                                                                         (In thousands)
                                           ASSETS
Current assets:
       Cash                                                        $      158     $      175
       Accounts and notes receivable, net of allowances of
              $838,000 at December 26, 1998 and $907,000
              at June 27, 1998                                         27,592         23,465
       Inventories                                                     12,579         10,489
       Income tax receivable                                               24             --
       Prepaid expenses                                                 1,465          1,152
       Deferred tax assets                                              1,293          1,242
                                                                   ----------     ----------
Total current assets                                                   43,111         36,523
Property, plant and equipment, net                                     20,824         20,270
Assets held for sale                                                      449            449
Notes receivable                                                          178            178
Goodwill, net                                                          20,905         19,435
Deferred tax assets                                                     1,947          1,947
Other assets                                                            1,529          1,580
                                                                   ----------     ----------
Total assets                                                       $   88,943     $   80,382
                                                                   ==========     ==========

                   LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
       Accounts payable                                            $   15,660     $   13,140
       Accrued liabilities                                              8,176          7,180
       Income tax payable                                                  --            620
       Current maturities of long-term debt                             1,442          1,442
                                                                   ----------     ----------
Total current liabilities                                              25,278         22,382
Long-term debt, less current maturities                                31,396         28,454
Other long-term liabilities                                               785            872
Commitments and contingencies
Stockholders' equity:
       Common stock, $.01 par value
              Authorized shares - 30,000,000
              Issued and outstanding shares - 4,889,609 at
              December 26, 1998 and 4,828,743 at June 27, 1998             49             48
       Additional paid-in capital                                      29,795         29,187
       Retained earnings (deficit)                                      1,640           (561)
                                                                   ----------     ----------
Total stockholders' equity                                             31,484         28,674
                                                                   ----------     ----------
Total liabilities and stockholders' equity                         $   88,943     $   80,382
                                                                   ==========     ==========


                             See accompanying notes.

Note: The balance sheet at June 27, 1998 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

                               DENALI INCORPORATED
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)





                                                              Three months ended             Six  months ended
                                                          ---------------------------    ----------------------------
                                                          December 26,   December 27,    December 26,    December 27,
                                                             1998           1997            1998            1997
                                                          ------------   ------------    ------------    ------------
                                                                   (In thousands, except per share amounts)

Net sales                                                 $   38,353     $   24,914      $   73,888      $   46,893
Cost of sales                                                 28,213         19,183          54,982          36,332
                                                          ----------     ----------      ----------      ----------
Gross profit                                                  10,140          5,731          18,906          10,561
Selling, general and administrative expenses                   7,317          4,421          13,506           8,246
Non-recurring compensation expense                               682             --             682           2,312
                                                          ----------     ----------      ----------      ----------
Operating income                                               2,141          1,310           4,718               3
Interest expense                                                 631            486           1,285           1,093
Interest income                                                   --            (27)            (12)            (47)
Other expense (income), net                                       31            (84)           (107)           (226)
                                                          ----------     ----------      ----------      ----------
Income (loss) before income taxes                              1,479            935           3,552            (817)
Income tax expense                                               563            355           1,351             568
                                                          ----------     ----------      ----------      ----------
Net income (loss) before extraordinary item                      916            580           2,201          (1,385)
Extraordinary loss on early extinguishment of
  debt, net of income tax benefit of $12                         --              19             --               19
                                                          ----------     ----------      ----------      ----------
Net income (loss)                                                916            561           2,201          (1,404)
Dividends on Series A Preferred Stock                             --             --              --             (30)
                                                          ----------     ----------      ----------      ----------
Net income (loss) attributable to common stock            $      916     $      561      $    2,201      $   (1,434)
                                                          ==========     ==========      ==========      ==========

Net income (loss) per common share:
  Income (loss) before extraordinary item                 $     0.19     $     0.18      $     0.45      $    (0.52)
  Extraordinary item                                              --          (0.01)             --           (0.01)
                                                          ----------     ----------      ----------      ----------
  Net income (loss) per common share                      $     0.19     $     0.17      $     0.45      $    (0.53)
                                                          ==========     ==========      ==========      ==========

Net income (loss) per common share assuming dilution:
  Income (loss) before extraordinary item                 $     0.19     $     0.17      $     0.45      $    (0.52)
  Extraordinary item                                              --          (0.01)             --           (0.01)
                                                          ----------     ----------      ----------      ----------
  Net income (loss) per common share
      assuming dilution                                   $     0.19     $     0.16      $     0.45      $    (0.53)
                                                          ==========     ==========      ==========      ==========

                             See accompanying notes.

                               DENALI INCORPORATED
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                   (UNAUDITED)




                                              Common       Common
                                              Stock        Stock       Paid-In     Retained
                                              Shares       Amount      Capital      Deficit        Total
                                             --------     --------     --------     --------      --------
                                                                    (In thousands)
Balance at June 27, 1998                        4,829     $     48     $ 29,187     $   (561)     $ 28,674

Issuance of common stock in
  connection with the purchase
  of Plasti-fab                                    61            1          608           --           609
Net income                                         --           --           --        2,201         2,201
                                             --------     --------     --------     --------      --------

Balance at December 26, 1998                    4,890     $     49     $ 29,795     $  1,640      $ 31,484
                                             ========     ========     ========     ========      ========

                               DENALI INCORPORATED
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                        Six months ended
                                                                 -------------------------------
                                                                   December 26,    December 27,
                                                                       1998            1997
                                                                 --------------    -------------
                                                                          (In thousands)
OPERATING ACTIVITIES:
Net income (loss)                                                  $    2,201      $   (1,404)
Adjustments to reconcile net income (loss) to net cash
   provided by operating activities:
       Non-recurring compensation expense                                  --           2,312
       Depreciation                                                     1,154             647
       Amortization                                                       355             119
       Provision for losses on accounts receivable                        159              64
       Gain on sale of property, plant and equipment and
              assets held for sale                                         --              (2)
       Changes in operating assets and liabilities:
              Accounts receivable                                      (3,095)          3,822
              Inventories                                              (1,616)           (241)
              Prepaid expenses                                           (280)           (669)
              Other assets                                               (149)           (441)
              Accounts payable                                          1,914          (1,828)
              Accrued liabilities                                         573              91
              Income tax receivable/payable                              (644)            366
                                                                   ----------      ----------
Net cash provided by operating activities                                 572           2,836

INVESTING ACTIVITIES:
Acquisitions, net of cash acquired                                     (1,757)         (9,610)
Purchases of property, plant and equipment                             (1,166)           (486)
Proceeds from sale of property, plant and equipment and
   assets held for sale                                                    --              37
Payments on notes receivable                                               --              84
Purchases of equity securities                                             --          (6,100)
                                                                   ----------      ----------
Net cash used in investing activities                                  (2,923)        (16,075)

FINANCING ACTIVITIES:
Proceeds from common stock issuance                                        --          26,017
Proceeds from exercise of stock options                                    --              83
Redemption of preferred stock                                              --          (1,200)
Preferred dividends paid                                                   --            (210)
Net borrowings (payments) under revolving lines of credit               2,915          (9,988)
Net payments on term notes and other long-term debt                      (581)         (1,320)
                                                                   ----------      ----------
Net cash provided by financing activities                               2,334          13,382

Increase (decrease) in cash                                               (17)            143
Cash at beginning of period                                               175             330
                                                                   ----------      ----------
Cash at end of period                                              $      158      $      473
                                                                   ==========      ==========


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

2.     INVENTORIES

       Inventories are summarized below (in thousands):


                                          December 26, 1998     June 27, 1998
                                          -----------------     -------------
       Finished goods                        $    5,474           $   4,748
       Raw materials                              5,009               4,289
       Work in process                            2,096               1,452
                                             ----------           ---------
                                             $   12,579           $  10,489
                                             ==========           =========

3.     PER SHARE INFORMATION

       The following table sets forth the weighted average shares outstanding for the computation of basic and diluted earnings per share:


                                                           Three months ended             Six Months Ended
                                                       ---------------------------   ---------------------------
                                                       December 26,   December 27,   December 26,   December 27,
                                                          1998           1997           1998           1997
                                                       ------------   ------------   ------------   ------------
                                                       (share data in thousands)

Weighted average common shares outstanding                  4,853          3,212          4,841          2,699
Dilutive securities - employee stock options                   --            300              4             --
                                                       ----------     ----------     ----------     ----------
Weighted average common shares outstanding
  assuming full dilution                                    4,853          3,512          4,845          2,699
                                                       ==========     ==========     ==========     ==========

4.     LONG-TERM DEBT

       On October 24, 1997, the Company's subsidiaries entered into a senior credit facility, as amended, with a bank to refinance its revolving and term credit arrangements at its wholly-owned subsidiaries, Fluid Containment, Inc., Hoover Containment, Inc. and Ershigs, and to finance the acquisitions of LaValley and SEFCO. This credit facility was amended and restated on March 23, 1998 and further amended on June 5, 1998 in connection with the Company's acquisition of Fibercast. On October 29, 1998, this credit facility was amended to increase the maximum revolving credit notes due in October 2002 from $23.0 million to $26.0 million. This facility also provided a maximum of $6.2 million in term loans with equal monthly payments of $51,816 plus interest due in October 2002 or upon the termination of the revolving credit notes. As of December 26, 1998, the Company had outstanding indebtedness of $5.5 million under the term loans and $22.4 million under the revolving lines of credit. The revolving credit notes provided for borrowings, at the Company's option, at either the Bank's prime rate or varying rates of LIBOR plus a margin ranging from 1.25% to 2.5%. Borrowings under the revolving credit notes were based on accounts receivable and inventory as specified in the agreement's borrowing base formula. The term loans provided for borrowings, at the Company's option, at either the Bank's prime rate plus a margin ranging from 0% to .25% or varying rates of LIBOR plus a margin ranging from 1.25% to 2.5%.

       On January 12, 1999, the Company entered into a new senior credit facility with a group of lenders to refinance its revolving and term credit arrangements mentioned above, to provide working capital, and provide an acquisition line of credit. This new senior credit facility provides for a maximum of $20.0 million in revolving credit facility due in January 2004, and a term loan up to $20.0 million with equal quarterly payments plus interest of $500,000 the first year, $750,000 the second year, $1.0 million the third year, $1.25 million the fourth year, and $1.5 million the fifth year. The credit facility also provides for up to a $35.0 million acquisition term loan with the first principal installment due 21 months following the closing of the credit facility. The new revolving credit notes and term loans provide for borrowings, at the Company's option, at either the lender's prime rate plus a margin of 1.75% or varying rates of LIBOR plus 3.0%. The acquisition term loans provide for borrowing, at the Company's option, at either the lender's prime rate plus a margin of 2.25% or at varying rates of LIBOR plus 3.5%.

       This new senior credit facility provides availability for letters of credit up to $10.0 million subject to availability of borrowing capacity under the revolving credit notes. The new senior credit facility requires the Company to maintain certain financial covenants and requires an annual fee of .50% on the unused portion of the revolving credit notes and .75% on the unused portion of the acquisition term loan. This new senior credit facility is secured by substantially all of the assets of the Company's subsidiaries.

       Also, in connection with the extinguishment of its old revolving and term credit arrangements upon funding of the new senior credit facility in January 1999, the Company will record an extraordinary charge of $454,000 ($281,000 net of tax) related to unamortized debt origination costs.

5.     ACQUISITIONS

       In the current fiscal year, the Company finalized the working capital adjustment related to the CC&E acquisition, which resulted in an additional $202,000 payment to the seller. In addition, the Company acquired 100% of the outstanding stock of a business for approximately $340,000, which extended the geographical presence of SEFCO. On November 23, 1998, Denali Incorporated completed the acquisition of 100% of the outstanding stock of Plasti-Fab Inc. Located in Tualatin, Oregon, Plasti-Fab is a leader in providing fiberglass-reinforced flumes and metering stations to the water and wastewater industries. The pro forma effects of these acquisitions were immaterial for disclosure.

6.     COMMITMENTS AND CONTINGENCIES

       The Company utilizes fiberglass, resin and steel as the primary raw materials in its production processes. Fiberglass is occasionally in short supply and subject to price fluctuations in response to market demands. The Company entered into a supply agreement with a major supplier, which requires that the supplier provide and the Company purchase certain minimum volumes of the Company's fiberglass requirements from the supplier. The contract expires on December 31, 2000. In addition, the Company continues to negotiate with other vendors to ensure a continued supply of fiberglass to meet the Company's production needs. The Company is also a significant purchaser of resin and steel. The Company does not depend upon any single supplier or source for steel or resin requirements.

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

       Upon the disability and subsequent resignation of Mr. Harcrow during the second quarter of fiscal year 1999, the Company has begun to make payments pursuant to the Salary Continuation Agreement between the Company and Mr. Harcrow. The Company recognized a charge of $682,000 in the second quarter of fiscal year 1999 as a result of Mr. Harcrow's disability triggering the payments under the Salary Continuation Agreement.

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

8.     SUBSEQUENT EVENTS

       On February 3, 1999, Denali Incorporated acquired 100% of the outstanding stock of the Belco Manufacturing Companies ("Belco"). Located in Belton, Texas, Belco is a manufacturer of engineered fiberglass-reinforced plastic tanks, vessels, and piping systems, and their products are primarily sold into the water/wastewater and oil and gas industries where corrosion-resistant products are needed.

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

       Since inception in 1994, the Company has acquired eight businesses. Due to the magnitude of these acquisitions and the integration of the acquired operations with the Company's existing businesses, results of operations for prior periods are not necessarily comparable with or indicative of current or future periods. Each of the acquisitions has been accounted for under the purchase method of accounting. Accordingly, the acquired businesses have been included in the Company's results of operations from the date of acquisition.

       The Company was formed in December 1994 to acquire certain assets and assume certain liabilities of the fiberglass composite underground storage tank business of Owens Corning. In October 1995, the Company acquired certain assets and assumed certain liabilities of Hoover, a manufacturer of steel rectangular above-ground storage tanks. In November 1998, the Company acquired Plasti-Fab, a leader in providing fiberglass-reinforced flumes and metering stations to the water and wastewater industries. These three businesses form the Company's Containment Products Group known as Containment Solutions.

       In February 1997, the Company acquired Ershigs, a manufacturer of engineered fiberglass-reinforced plastic products, as the first of the Company's Engineered Products Group. In October 1997, the Company acquired SEFCO, a manufacturer of engineered field-erected aboveground steel tanks, and also acquired LaValley (subsequently named "Ershigs-Biloxi"), a manufacturer of engineered fiberglass-reinforced plastic products. In May 1998, the Company acquired CC&E, a North American field constructor of fiberglass-reinforced plastic products and integrated the operations into Ershigs. In June 1998, the Company acquired Fibercast Company, a leading manufacturer of fiberglass-reinforced plastic piping systems specializing in highly corrosive environments. Fibercast, Ershigs and SEFCO form the Company's Engineered Products Group known as Specialty Solutions.

RESULTS OF OPERATIONS

Three months ended December 26, 1998 compared with three months ended December 27, 1997

         Net sales increased $13.4 million, or 54%, to $38.4 million in the second quarter of fiscal 1999 from $24.9 million in the same quarter of fiscal 1998. A total of $6.4 million of the increase resulted from the inclusion of the LaValley and SEFCO companies acquired in October 1997 and Fibercast acquired in June 1998. The remaining $7.0 million increase in sales resulted primarily from a 35% increase in sales at Containment Solutions from $18.7 million in the fiscal 1998 period to $25.3 million in the fiscal 1999 period due to strong demand for the Company's petroleum storage tank products.

         Gross profit increased $4.4 million, or 77%, to $10.1 million in the fiscal 1999 period from $5.7 million in the fiscal 1998 period. $1.8 million of the increase was related to the addition of LaValley, SEFCO and Fibercast with the remaining $2.6 million primarily derived from increased gross profit at Containment Solutions. Gross margin for the Company increased to 26.4% from 23% in the prior year quarter due in part to an increase in the Containment Solutions gross margins to 26.6% in the current fiscal period from 21.3% in the prior fiscal period. The margins at Containment Solutions increased as a result of better raw material pricing, price increases and manufacturing efficiencies primarily resulting from increased volumes at its facilities. Also favorably impacting margins in the quarter was the inclusion of the acquired companies at Specialty Solutions with combined gross margins of 29.0%.

         Selling, general and administrative expenses increased $2.9 million to $7.3 million in the second quarter of fiscal 1999 from $4.4 million in the same period last year, excluding the $682,000 compensation charge taken in the second quarter of fiscal 1999. The increase is primarily attributable to additional expenses associated with the acquired companies at Specialty Solutions and increased sales and marketing expenses at Containment Solutions.

         The Company recognized a $682,000 non-recurring compensation charge in the second quarter of fiscal 1999 associated with a salary continuation agreement.

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

         Due to the above factors, net income attributable to common stock increased from $561,000, or $0.16 per diluted share, in the prior fiscal year period to $916,000, or $0.19 per diluted share, in the current fiscal year period. Earnings per share increased 75%, excluding the non-recurring compensation expense of $682,000 ($423,000 net of tax), from $0.16 in the fiscal 1998 period to $.28 in the fiscal 1999 period on a diluted basis.

Six months ended December 26, 1998 compared with six months ended December 27, 1997

         Net sales increased $27.0 million, or 58%, to $73.9 million in the first six months of fiscal 1999 from $46.9 million in the same quarter of fiscal 1998. A total of $14.8 million of the increase resulted from the inclusion of the LaValley and SEFCO companies acquired in October 1997 and Fibercast acquired in June 1998. The remaining $12.2 million increase in sales primarily resulted from a 32% increase in sales at Containment Solutions from $36.7 million in the fiscal 1998 period to $48.6 million in the fiscal 1999 period due to strong demand for the Company's petroleum storage tank products.

         Gross profit increased $8.3 million, or 79%, to $18.9 million in the fiscal 1999 period from $10.6 million in the fiscal 1998 period. $4.1 million of the increase was related to the addition of LaValley, SEFCO and Fibercast with the remaining $4.2 million primarily derived from increased gross profit at Containment Solutions. Gross margin for the Company increased to 25.6% from 22.5% in the prior year period due in part to an increase in the Containment Solutions gross margins to 25.5% in the current fiscal period from 21.2% in the prior fiscal period. The margins at Containment Solutions increased as a result of better raw material pricing, price increases and manufacturing efficiencies primarily resulting from increased volumes at its facilities. Also favorably impacting margins in the quarter was the inclusion of the acquired companies at Specialty Solutions with combined gross margins of 27.8%.

         Selling, general and administrative expenses increased $5.3 million to $13.5 million for the first six months of fiscal 1999 from $8.2 million in the same period last year, excluding the $682,000 non-recurring compensation charge taken in the second quarter of fiscal 1999 and the $2.3 million compensation charge taken in the first quarter of fiscal 1998. The increase is primarily attributable to additional expenses associated with the acquired companies at Specialty Solutions and increased sales and marketing expenses at Containment Solutions.

         The Company recognized a $682,000 non-recurring compensation charge in the second quarter of fiscal 1999 related to a salary continuation agreement and a $2.3 million non-recurring compensation charge in the first quarter of fiscal 1998 due to the exchange of subsidiary stock options for Denali stock options.

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

         Due to the above factors, net income in the first six months of fiscal 1999 was $2,201,000, or $0.45 per diluted share, compared with net loss before extraordinary item of $(1,385,000), or $(0.52) per diluted share, in the prior year six month period. Net income and earnings per diluted share for the first six months of fiscal 1999 before the compensation charge of $682,000 ($423,000 net of tax) were $2,624,000 and $0.54, respectively. Net income and earnings per diluted share for the first six months of fiscal 1998 before the $2.3 million non-recurring compensation charge were $927,000 and $0.31, respectively before extraordinary item, and were $908,000 and $0.30, respectively, including the extraordinary item.

LIQUIDITY AND CAPITAL RESOURCES

         Working capital at December 26, 1998 was $17.8 million, as compared to $14.1 million at June 27, 1998. Cash provided by operating activities for the six months ended December 26, 1998 was $572,000 compared to $2.8 million for the same period last year. The decrease in cash provided by operating activities is primarily a result of an increase in accounts receivable due to increased sales volume during the first six months of fiscal year 1999. Capital expenditures were $1,166,000 and $486,000 for the six months ended December 26, 1998 and December 27, 1997, respectively.

         On January 12, 1999, the Company entered into a new senior credit facility with a group of lenders to refinance its revolving and term credit arrangements, to provide working capital, and provide an acquisition line of credit. This new senior credit facility provides for a revolving line of credit and a secured term loan of up to an aggregate of $75.0 million, including an up to $35.0 million acquisition term loan. Borrowings under this credit facility are secured by liens on substantially all of the Company's assets. See Note 4 of Notes to the Consolidated Financial Statements for certain information regarding the credit facility. The new revolving credit facility and term loan provide for borrowings, at the Company's option, at either the Bank's prime rate plus a margin of 1.75% or varying rates of LIBOR plus 3.0%. The acquisition term loan provides for borrowing, at the Company's option, at either the Bank's prime rate plus a margin of 2.25% or at varying rates of LIBOR plus 3.5%. The credit facility has a five-year term expiring in January 2004.

         As of December 26, 1998, the Company had outstanding indebtedness of $5.5 million under the term loans and $22.4 million under the revolving lines of credit with the former lender. Also, the unused portion of the revolving line of credit with the former lender was $2.5 million at December 26, 1998.

         The Company also had $1.0 million in Industrial Revenue Bonds ("IRBs") assumed in connection with its acquisition of the Owens Corning fiberglass composite UST business. The IRBs bear interest at 9.9% per annum, mature in February 2001 and are secured by the Company's Conroe, Texas manufacturing facility.

         The Company assumed $3.5 million of term debt with a financial institution in connection with its acquisition of Fibercast in June 1998. At December 26, 1998, the Company had outstanding indebtedness of $3.2 million remaining on this term note. This note was refinanced under the terms of the new senior credit facility on January 12, 1999.

         The Company's capital requirements primarily relate to acquisitions of businesses in the critical fluids handling industry. The Company has made cash payments net of cash acquired for acquisitions of approximately $48.9 million in the aggregate since inception in December 1994. The source of this cash primarily has been bank debt along with proceeds from the sale of idle assets and use of cash provided by operations.

         The Company intends to seek additional capital as necessary to fund acquisitions through one or more funding sources that may include borrowings under the acquisition term loan of the new credit agreement, or offerings of debt and/or equity securities of the Company. Cash provided by operating activities may also be used to fund a portion of future acquisitions. Although management believes that the Company will be able to obtain sufficient capital to fund acquisitions, there can be no assurances that such capital will be available to the Company at the time it is required or on terms acceptable to the Company.

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

         The Company has completed the assessment of its computer software, hardware and other systems, including embedded technology, relative to year 2000 compliance for subsidiaries owned at the beginning of fiscal 1999. The Company plans to complete the same assessment for operations acquired to date by July 1999. The Company is currently updating some of its software and hardware in order to improve the timeliness and quality of its business information systems. A byproduct of these improvements includes year 2000 compliant software in certain operating subsidiaries that otherwise are not year 2000 compliant today. The Company's fiscal year 2000 begins July 4, 1999. Thus, our financial/ accounting software may need to be year 2000 compliant by that date. Software selection at these subsidiaries has been completed and implementation has begun with anticipated completion ranging from March 1999 to June 1999. With this schedule, the year 2000 issue is not expected to pose significant operational problems for the Company's computer systems. Because conversions for business reasons are leading to year 2000 compliance, the Company does not expect significant incremental expense for year 2000 compliance.

         The Company plans to complete its assessment of key vendors, customers and other third parties by the end of fiscal year 1999 in order to assess the impact, if any, on the Company's business operations. This timing is planned for both existing operations and acquisitions completed to date. The Company does not anticipate that any interruptions in its customers' operations resulting from year 2000 issues will have a material impact on the Company's operations or financial results. With respect to suppliers, the Company relies on several key suppliers for resin and fiberglass used in its operations, and interruptions in these suppliers' operations resulting from year 2000 problems could impact the Company's operations and financial results. However, there are alternative suppliers for these materials, and the Company anticipates that it would be able to obtain sufficient raw materials to continue to conduct its business.

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

         Not applicable

ITEM 3.           DEFAULTS UPON SENIOR SECURITIES

         Not applicable

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company's Annual Meeting of Stockholders was held on October 21, 1998. Matters voted upon at the Annual Meeting, and the results of the votes, are as follows:

         1. The election of two Class A directors to serve until the 2001 Annual Meeting.

                                                          No. of                            No. of
                         Name                           Votes For                      Votes Withheld
                         ----                           ---------                      --------------
                         Stephen T. Harcrow             4,105,931                           2,600
                         Stephen M. Youts               4,105,931                           2,600

         2. To approve the appointment of Ernst & Young LLP as independent certified public accountants for the Company for the fiscal year ending July 3, 1999.

                            No. of                         No. of                        No. of
                         Votes For                      Votes Against                Votes Abstaining
                         ---------                      -------------                ----------------
                         4,102,331                          3,000                         3,200


ITEM 5.           OTHER INFORMATION

         On January 15, 1999, Edward de Boer was appointed President and Chief Executive Officer (CEO) of Denali Incorporated. Mr. de Boer previously held the position of President and Chief Operating Officer of Denali Incorporated and succeeds the late Stephen T. Harcrow as CEO.

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

                  10.39 Revolving Note dated October 29, 1998 for $26,000,000 payable to NationsBank, N.A.

                  27       Financial Data Schedule

B.       Reports on Form 8-K

         A Form 8-K was filed with the Commission on December 15, 1998 announcing the disability and resulting resignation of Stephen T. Harcrow, chairman of the board and chief executive officer.

                                   SIGNATURES




         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         DENALI INCORPORATED
                                             (Registrant)




Date:     February 9, 1999                  /S/ R. KEVIN ANDREWS
                                         -----------------------------
                                         R. Kevin Andrews
                                         Chief Financial Officer
                                               (Principal Financial Officer and
                                               Principal Accounting Officer)

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

27*      Financial Data Schedule

----------------------
* Filed herewith