Form 10-Q
period 1999-03-27
DENALI INC
filed 1999-05-11
CIK 1046594

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q



(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly Period Ended MARCH 27, 1999

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

As of April 30, 1999, the number of shares of common stock outstanding was 4,934,026.

                              DENALI INCORPORATED
                 FORM 10-Q FOR THE QUARTER ENDED MARCH 27, 1999

                                     INDEX


                                                                                                          Page No.
                                                                                                          --------

Part I.           Financial Information

Item 1.           Financial Statements (Unaudited)

                  Consolidated Balance Sheets  ....................................................            1

                  Consolidated Statements of Operations............................................            2

                  Consolidated Statement of Stockholders' Equity  .................................            3

                  Consolidated Statements of Cash Flows ...........................................            4

                  Notes to Consolidated Financial Statements ......................................            5

Item 2.           Management's Discussion and Analysis of Financial Condition and
                  Results of Operations ...........................................................            9

Part II.          Other Information

Item 1.           Legal Proceedings................................................................           14

Item 2.           Changes in Securities & Use of Proceeds..........................................           14

Item 3.           Defaults Upon Senior Securities .................................................           14

Item 4.           Submission of Matters to a Vote of Security Holders..............................           14

Item 5.           Other Information ...............................................................           14

Item 6.           Exhibits and Reports on Form 8-K.................................................           14

Signatures        .................................................................................           17

Index to Exhibits .................................................................................           18

                         PART I. FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS

                              DENALI INCORPORATED
                          CONSOLIDATED BALANCE SHEETS

                                                                                   March 27,        June 27,
                                                                                      1999            1998
                                                                                  ------------    ------------
                                                                                  (Unaudited)        (Note)
                                           ASSETS                                        (In thousands)
Current assets:
       Cash                                                                       $        107    $        175
       Accounts receivable, net of allowances of
              $877,000 at March 27, 1999 and $907,000
              at June 27, 1998                                                          24,219          23,465
       Inventories                                                                      15,665          10,489
       Prepaid expenses                                                                  2,085           1,152
       Deferred tax assets                                                               1,293           1,242
                                                                                  ------------    ------------
Total current assets                                                                    43,369          36,523
Property, plant and equipment, net                                                      21,917          20,270
Assets held for sale                                                                       449             449
Notes receivable                                                                           178             178
Goodwill, net                                                                           25,835          19,435
Deferred tax assets                                                                      1,947           1,947
Other assets                                                                             2,768           1,580
                                                                                  ------------    ------------
Total assets                                                                      $     96,463    $     80,382
                                                                                  ============    ============

                   LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
       Accounts payable                                                           $     13,323    $     13,140
       Accrued liabilities                                                              10,025           7,180
       Income taxes payable                                                                 48             620
       Current maturities of long-term debt                                              2,000           1,442
                                                                                  ------------    ------------
Total current liabilities                                                               25,396          22,382
Long-term debt, less current maturities                                                 38,160          28,454
Other long-term liabilities                                                                728             872
Commitments and contingencies
Stockholders' equity:
       Common stock, $.01 par value
              Authorized shares - 30,000,000
              Issued and outstanding shares - 4,934,026 at
              March 27, 1999 and 4,828,743 at  June 27, 1998                                49              48
       Additional paid-in capital                                                       30,295          29,187
       Retained earnings (deficit)                                                       1,835            (561)
                                                                                  ------------    ------------
Total stockholders' equity                                                              32,179          28,674
                                                                                  ------------    ------------
Total liabilities and stockholders' equity                                        $     96,463    $     80,382
                                                                                  ============    ============

                            See accompanying notes.

Note: The balance sheet at June 27, 1998 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

                              DENALI INCORPORATED
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


                                                                Three months ended             Nine  months ended
                                                             -------------------------     -------------------------
                                                             March 27,      March 28,      March 27,      March 28,
                                                                1999           1998           1999           1998
                                                             ----------     ----------     ----------     ----------
                                                                    (In  thousands,  except  per share amounts)

Net sales                                                    $   36,328     $   21,587     $  110,216     $   68,480
Cost of sales                                                    27,667         17,302         82,649         53,634
                                                             ----------     ----------     ----------     ----------
Gross profit                                                      8,661          4,285         27,567         14,846
Selling, general and administrative expenses                      7,065          3,972         20,571         12,218
Non-recurring compensation expense                                   --             --            682          2,312
                                                             ----------     ----------     ----------     ----------
Operating income                                                  1,596            313          6,314            316
Interest expense                                                    925            209          2,210          1,302
Interest income                                                     (23)           (58)           (35)          (105)
Other income, net                                                   (66)           (52)          (173)          (278)
                                                             ----------     ----------     ----------     ----------
Income (loss) before income taxes                                   760            214          4,312           (603)
Income tax expense                                                  284             79          1,635            647
                                                             ----------     ----------     ----------     ----------
Net income (loss) before extraordinary item                         476            135          2,677         (1,250)
Extraordinary income (loss) on early extinguishment
  of  debt,  net of income tax                                     (281)           238           (281)           219
                                                             ----------     ----------     ----------     ----------
Net income (loss)                                                   195            373          2,396         (1,031)
Dividends on Series A Preferred Stock                                --             --             --            (30)
                                                             ----------     ----------     ----------     ----------
Net income (loss) attributable to common stock               $      195     $      373     $    2,396     $   (1,061)
                                                             ==========     ==========     ==========     ==========

Net income (loss) per common share - basic and diluted:
  Income (loss) before extraordinary item                    $     0.10     $     0.03     $     0.55     $    (0.38)
  Extraordinary item                                              (0.06)          0.05          (0.06)          0.07
                                                             ----------     ----------     ----------     ----------
  Net income (loss) per common share                         $     0.04     $     0.08     $     0.49     $    (0.31)
                                                             ==========     ==========     ==========     ==========


                            See accompanying notes.

                              DENALI INCORPORATED
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                  (UNAUDITED)



                                                 Common        Common                     Retained
                                                 Stock         Stock        Paid-In       Earnings
                                                 Shares        Amount       Capital      (Deficit)        Total
                                               ----------    ----------    ----------    ----------     ----------
                                                                         (In thousands)

Balance at June 27, 1998                            4,829    $       48    $   29,187    $     (561)    $   28,674

Issuance of common stock for acquisitions             105             1         1,108            --          1,109
Net income                                             --            --            --         2,396          2,396
                                               ----------    ----------    ----------    ----------     ----------

Balance at March 27, 1999                           4,934    $       49    $   30,295    $    1,835     $   32,179
                                               ==========    ==========    ==========    ==========     ==========

                              DENALI INCORPORATED
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                                     Nine months ended
                                                                -------------------------
                                                                 March 27,      March 28,
                                                                   1999           1998
                                                                ----------     ----------
                                                                       (In thousands)
OPERATING ACTIVITIES:
Net income (loss)                                               $    2,396     $   (1,031)
Adjustments to reconcile net income (loss) to net cash
   provided by operating activities:
       Non-recurring compensation expense                               --          2,312
       Depreciation                                                  1,813          1,027
       Amortization                                                    568            182
       Provision for losses on accounts receivable                     229             42
       Changes in operating assets and liabilities:
              Accounts receivable                                    1,273          5,327
              Inventories                                           (3,911)        (1,243)
              Prepaid expenses                                        (900)          (870)
              Other assets                                             279            (87)
              Accounts payable                                        (891)        (2,027)
              Accrued liabilities                                    1,652         (1,373)
              Income tax receivable/payable                           (572)           (20)
                                                                ----------     ----------
Net cash provided by operating activities                            1,936          2,239

INVESTING ACTIVITIES:
Acquisitions, net of cash acquired                                  (6,702)        (9,610)
Purchases of property, plant and equipment                          (1,718)        (1,748)
Proceeds from sale of property, plant and equipment and
   assets held for sale                                                 --            764
Payments on notes receivable                                            --            816
Purchases of equity securities                                          --           (310)
                                                                ----------     ----------
Net cash used in investing activities                               (8,420)       (10,088)

FINANCING ACTIVITIES:
Proceeds from common stock issuance                                     --         26,017
Proceeds from exercise of stock options                                 --            593
Redemption of preferred stock                                           --         (1,200)
Preferred stock dividends paid                                          --           (210)
Net payments under revolving lines of credit                        (1,403)       (10,465)
Net payments on term notes and other long-term debt                  9,559         (6,398)
Debt origination cost                                               (1,740)          (449)
                                                                ----------     ----------
Net cash provided by financing activities                            6,416          7,888

Increase (decrease) in cash                                            (68)            39
Cash at beginning of period                                            175            330
                                                                ----------     ----------
Cash at end of period                                           $      107     $      369
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

2.     INVENTORIES

       Inventories are summarized below (in thousands):

                                             March 27, 1999  June 27, 1998
                                             --------------  -------------

       Finished goods                          $    8,159       $   4,748
       Raw materials                                5,042           4,289
       Work in process                              2,464           1,452
                                               ----------       ---------
                                               $   15,665       $  10,489
                                               ==========       =========

3.     PER SHARE INFORMATION

       The following table sets forth the weighted average shares outstanding for the computation of basic and diluted earnings per share:

                                                         Three months ended           Nine Months Ended
                                                      ------------------------    ------------------------
                                                       March 27,     March 28,     March 27,     March 28,
                                                         1999          1998         1999           1998
                                                      ----------    ----------    ----------    ----------
                                                                       (share data in thousands)

Weighted average common shares outstanding                 4,918         4,726         4,867         3,374
Dilutive securities - employee stock options                  --           113             2            --
                                                      ----------    ----------    ----------    ----------
Weighted average common shares outstanding
  assuming full dilution                                   4,918         4,839         4,869         3,374
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

       On January 12, 1999, the Company entered into a new senior credit facility with a group of lenders to refinance its revolving and term credit arrangements mentioned above, to provide working capital, and to provide an acquisition line of credit. This new senior credit facility provides for a maximum of $20.0 million in revolving credit facility due in January 2004, and a term loan up to $20.0 million with equal quarterly payments plus interest of $500,000 the first year, $750,000 the second year, $1.0 million the third year, $1.25 million the fourth year, and $1.5 million the fifth year. The credit facility also provides for up to a $35.0 million acquisition term loan with the first principal installment due 21 months following the closing of the credit facility. As of March 27, 1999, the Company had outstanding indebtedness of $20.0 million under the term loan, $12.0 million under the revolving lines of credit and $6.1 million under the acquisition term loan. The new revolving credit notes and term loans provide for borrowings, at the Company's option, at either the lender's prime rate plus a margin of 1.75% or varying rates of LIBOR plus 3.0%. The acquisition term loans provide for borrowing, at the Company's option, at either the lender's prime rate plus a margin of 2.25% or at varying rates of LIBOR plus 3.5%.

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

       Also, in connection with the extinguishment of its old revolving and term credit arrangements upon funding of the new senior credit facility in January 1999, the Company recorded an extraordinary charge of $454,000 ($281,000 net of tax) related to unamortized debt origination costs.

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

       On February 3, 1999, Containment Solutions Inc. ("CSI"), a subsidiary of Denali Incorporated, purchased 100% of the outstanding stock of Belco Manufacturing Company, Inc. for approximately $4.7 million in cash (net of cash and cash equivalents acquired), a $1.5 million seller note and $.5 million in Denali Incorporated stock (44,417 shares) for a total of approximately $6.7 million. In addition, CSI acquired certain assets and assumed certain liabilities of S. Jones Limited Partnership, an affiliate of Belco for approximately $.4 million in cash (net of cash acquired). Belco is a manufacturer of engineered fiberglass-reinforced plastic tanks, vessels, and piping systems, and their products are primarily sold into the water/wastewater, oil and gas, food processing and semi-conductor industries where corrosion-resistant products are needed.

       The following unaudited results of operations have been prepared assuming the acquisitions had occurred as of the beginning of the periods presented. These results are not necessarily indicative of results of future operations nor of results that would have occurred had the acquisitions been consummated as of the beginning of the periods presented.

                                                                             Nine months ended
                                                                      -----------------------------
                                                                        March 27,        March 28,
                                                                          1999              1998
                                                                      -----------       -----------
                                                                        (In thousands, except per
                                                                              share amounts)

       Net sales                                                      $   118,419       $   99,436
       Net income (loss) before extraordinary item                    $     3,369       $   (2,576)
       Net income (loss)                                              $     3,088       $   (2,357)
       Net income (loss) per common share assuming dilution           $      0.63       $    (0.69)

       On March 18, 1999, Denali Incorporated announced the signing of a letter of intent under which Denali will acquire Welna N.V. for 37.00 Euros per share, as well as assume approximately 11.5 million Euros in debt. The total transaction is valued at approximately 53.5 million Euros, or U.S. $57.5 million including fees. The transaction is subject to approval by Welna N.V. shareholders and other customary closing conditions. It is expected that the transaction will be completed in early July 1999.

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

       Upon the disability and subsequent resignation of Stephen T. Harcrow, the Company's former president, during the second quarter of fiscal year 1999, the Company has begun to make payments pursuant to the Salary Continuation Agreement between the Company and Mr. Harcrow. The Company recognized a charge of $682,000 in the second quarter of fiscal year 1999 as a result of Mr. Harcrow's disability triggering the payments under the Salary Continuation Agreement.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

       Denali Incorporated is a provider of products and services for handling critical fluids, which are liquids, liquid mixtures, and slurries that are economically valuable or potentially hazardous to the environment. The Company is a manufacturer of fiberglass-composite, underground storage tanks ("USTs"); steel, aboveground storage tanks ("ASTs"); and engineered, fiberglass-reinforced plastic-composite ("FRP") products for corrosion-resistant applications.

       Since inception in 1994, the Company has acquired nine businesses. Due to the magnitude of these acquisitions and the integration of the acquired operations with the Company's existing businesses, results of operations for prior periods are not necessarily comparable with or indicative of current or future periods. Each of the acquisitions has been accounted for under the purchase method of accounting. Accordingly, the acquired businesses have been included in the Company's results of operations from the date of acquisition.

       A brief description of these acquisitions is as follows:

       Acquired Company                  Date Acquired      Products
       ----------------                  -------------      --------

       Containment Solutions:
         Fluid Containment, Inc.         December 1994      Fiberglass USTs, oil/water separators,
                                                            manhole products
         Hoover Containment, Inc.        October 1995       Steel ASTs, lubricant storage tanks
         Plasti-fab Inc.                 November 1998      Fiberglass-reinforced flumes and metering
                                                            stations
         Belco Manufacturing Company,    February 1999      Engineered FRP tanks, vessels and piping
         Inc.                                               systems

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

RESULTS OF OPERATIONS

Three months ended March 27, 1999 compared with three months ended March 28,
1998

         Net sales increased $14.7 million, or 68%, to $36.3 million in the third quarter of fiscal 1999 from $21.6 million in the same quarter of fiscal 1998. A total of $4.4 million of the increase resulted from the inclusion of Fibercast Company acquired in June 1998. The remaining $10.3 million increase in sales resulted primarily from a 71% increase in sales at Containment Solutions from $14.4 million in the fiscal 1998 period to $24.7 million in the fiscal 1999 period due to strong demand for the Company's petroleum storage tank products and $2.4 million related to the inclusion of Plasti-fab acquired in November 1998 and Belco Manufacturing acquired in February 1999.

         Gross profit increased $4.4 million, or 102%, to $8.7 million in the fiscal 1999 period from $4.3 million in the fiscal 1998 period. $1.0 million of the increase was related to the addition of Fibercast with the remaining $3.4 million primarily derived from increased gross profit at Containment Solutions including $761,000 related to the inclusion of Plasti-fab acquired in November 1998 and Belco Manufacturing acquired in February 1999. Gross margin for the Company increased to 23.8% from 19.8% in the prior year quarter due in part to an increase in the Containment Solutions gross margins to 24.5% in the current fiscal period from 17.6% in the prior fiscal period. The margins at Containment Solutions increased as a result of better raw material pricing, price increases and manufacturing efficiencies primarily resulting from increased volumes at its facilities. Also favorably impacting margins in the quarter was the inclusion of the acquired companies with a combined gross margin of 26%.

         Selling, general and administrative expenses increased $3.1 million to $7.1 million in the third quarter of fiscal 1999 from $4.0 million in the same period last year. The increase is primarily attributable to additional expenses associated with Fibercast, Plasti-fab and Belco Manufacturing and increased sales and marketing expenses at Containment Solutions.

         The Company's provision for income taxes differs from the U.S. statutory rate due to state income taxes and other permanent differences.

         The Company realized a gain of $384,000 in the 1998 fiscal quarter from the prepayment of a supplier note. This transaction was recorded as an extraordinary gain of $238,000 net of tax in the third quarter of fiscal 1998. Also, in connection with the extinguishment of its old revolving and term credit arrangements upon funding of the new senior credit facility in January 1999, the Company recorded an extraordinary charge of $454,000 ($281,000 net of tax) related to unamortized debt origination costs in the third quarter of fiscal 1999.

         Due to the above factors, net income attributable to common stock decreased from $373,000, or $0.08 per diluted share, in the prior fiscal year period to $195,000, or $0.04 per diluted share, in the current fiscal year period. Earnings per share, excluding the extraordinary items, increased from $0.03 in the fiscal 1998 period to $0.10 in the fiscal 1999 period on a diluted basis.

Nine months ended March 27, 1999 compared with nine months ended March 28, 1998

         Net sales increased $41.7 million, or 61%, to $110.2 million in the first nine months of fiscal 1999 from $68.5 million in the same period of fiscal 1998. A total of $19.1 million of the increase resulted from the inclusion of the LaValley and SEFCO companies acquired in October 1997 and Fibercast acquired in June 1998. The remaining $22.6 million increase in sales primarily resulted from a 43% increase in sales at Containment Solutions from $51.1 million in the fiscal 1998 period to $73.2 million in the fiscal 1999 period due to strong demand for the Company's petroleum storage tank products and $2.7 million related to the inclusion of Plasti-fab acquired in November 1998 and Belco Manufacturing acquired in February 1999.

         Gross profit increased $12.7 million, or 86%, to $27.6 million in the fiscal 1999 period from $14.9 million in the fiscal 1998 period. $5.1 million of the increase was related to the addition of Fibercast with the remaining $7.6 million primarily derived from increased gross profit at Containment Solutions including $865,000 related to the inclusion of Plasti-fab acquired in November 1998 and Belco Manufacturing acquired in February 1999. Gross margin for the Company increased to 25.0% from 21.7% in the prior year period due in part to an increase in the Containment Solutions gross margins to 25.2% in the current fiscal period from 20.2% in the prior fiscal period. The margins at Containment Solutions increased as a result of better raw material pricing, price increases and manufacturing efficiencies primarily resulting from increased volumes at its facilities. Also favorably impacting margins in the quarter was the inclusion of the acquired companies with combined gross margins of 27%.

         Selling, general and administrative expenses increased $8.4 million to $20.6 million for the first nine months of fiscal 1999 from $12.2 million in the same period last year, excluding the $682,000 non-recurring compensation charge taken in the second quarter of fiscal 1999 and the $2.3 million compensation charge taken in the first quarter of fiscal 1998. The increase is primarily attributable to additional expenses associated with the acquired companies and increased sales and marketing expenses at Containment Solutions.

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

         In connection with the extinguishment of its old revolving and term credit arrangements upon funding of the new senior credit facility in January 1999, the Company recorded an extraordinary charge of $454,000 ($281,000 net of tax) related to unamortized debt origination costs in the fiscal 1999 period.

         Due to the above factors, net income attributable to common stock in the first nine months of fiscal 1999 was $2,396,000, or $0.49 per diluted share, compared with a net loss of $(1,061,000), or $(0.31) per diluted share, in the prior year nine month period. Net income and earnings per diluted share for the first nine months of fiscal 1999 before the compensation charge of $682,000 ($423,000 net of tax) were $3,100,000 and $0.64, respectively, before the extraordinary item. Net income and earnings per diluted share for the first nine months of fiscal 1998 before the $2.3 million non-recurring compensation charge were $1,062,000 and $0.30, respectively before the extraordinary item.

LIQUIDITY AND CAPITAL RESOURCES

         Working capital at March 27, 1999 was $18.0 million, as compared to $14.1 million at June 27, 1998. Cash provided by operating activities for the nine months ended March 27, 1999 was $1.9 million compared to $2.2 million for the same period last year. The decrease in cash provided by operating activities is primarily a result of improved earnings offset by an increase in accounts receivable due to increased sales volume during the first nine months of fiscal year 1999. Capital expenditures were $1.7 million for each of the nine month periods reported.

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

         As of March 27, 1999, the Company had outstanding indebtedness of $20.0 million under the term loans, $12.0 million under the revolving lines of credit, and $6.1 million under the acquisition term loan. Also, the unused portion of the revolving line of credit and acquisition line of credit was $6.0 million and $28.9 million, respectively, at March 27, 1999.

         The Company's capital requirements primarily relate to acquisitions of businesses in the critical fluids handling industry. The Company has made cash payments net of cash acquired for acquisitions of approximately $53.8 million in the aggregate since inception in December 1994. The source of this cash primarily has been bank debt along with proceeds from the sale of idle assets and use of cash provided by operations.

       On March 18, 1999, Denali Incorporated announced the signing of a letter of intent under which Denali will acquire Welna N.V. for 37.00 Euros per share, as well as assume approximately 11.5 million Euros in debt. The total transaction is valued at approximately 53.5 million Euros, or U.S. $57.5 million including fees. The transaction is subject to approval by Welna N.V. shareholders and other customary closing conditions. It is expected that the transaction will be completed in early July 1999. The sources of the purchase price for Welna are expected to include senior bank financing, privately placed equity and subordinated notes.

         The Company intends to seek additional capital as necessary to fund future acquisitions through one or more funding sources that may include borrowings under the acquisition term loan of the new credit agreement, or offerings of debt and/or equity securities of the Company. Cash provided by operating activities may also be used to fund a portion of future acquisitions. Although management believes that the Company will be able to obtain sufficient capital to fund acquisitions, there can be no assurances that such capital will be available to the Company at the time it is required or on terms acceptable to the Company.

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

         The Company has completed the assessment of its computer software, hardware and other systems, including embedded technology, relative to year 2000 compliance for subsidiaries owned at the beginning of fiscal 1999. The Company plans to complete the same assessment for operations acquired to date by July 1999. The Company is currently updating some of its software and hardware in order to improve the timeliness and quality of its business information systems. A byproduct of these improvements includes year 2000 compliant software in certain operating subsidiaries that otherwise are not year 2000 compliant today. The Company's fiscal year 2000 begins July 4, 1999. Thus, our financial/accounting software may need to be year 2000 compliant by that date. Software selection at these subsidiaries has been completed and implementation has begun with anticipated completion ranging from March 1999 to June 1999. With this schedule, the year 2000 issue is not expected to pose significant operational problems for the Company's computer systems. Because conversions for business reasons are leading to year 2000 compliance, the Company does not expect significant incremental expense for year 2000 compliance.

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

         Not applicable

ITEM 3.           DEFAULTS UPON SENIOR SECURITIES

         Not applicable

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable

ITEM 5.           OTHER INFORMATION

       On March 2, 1999, the Company appointed Richard W. Volk and Edward de Boer to the board of directors of the company. Mr. Volk was also elected chairman of the board of directors.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K.

         A.       Exhibits

                  10.40* Credit Agreement (the "New Credit Agreement") among Denali Incorporated, Canadian Imperial Bank of Commerce, as administrative agent, and ING (U.S.) Capital LLC, as documentation agent, dated as of January 12, 1999

                  10.41 Stock Purchase Agreement dated February 3, 1999 by and between Steve Jones, Belco Manufacturing Company, Inc. and Containment Solutions, Inc. (incorporated by reference to the Company's Form 8-K dated February 18, 1999)

                  10.42 Asset Purchase Agreement dated February 3, 1999 by and between Tiger Trucking LLC, S. Jones Limited Partnership and Containment Solutions, Inc. (incorporated by reference to the Company's Form 8-K dated February 18, 1999)

                  10.43* Term Note pursuant to the New Credit Agreement between Denali Incorporated and Bank of Oklahoma N.A. dated January 12, 1999

                  10.44* Form of Term Note pursuant to the New Credit Agreement between Denali Incorporated and each of Key Corporate Capital Inc., ING (U.S.) Capital LLC, and CIBC Inc. dated January 12, 1999

                  10.45* Acquisition Loan Note pursuant to the New Credit Agreement between Denali Incorporated and Bank of Oklahoma N.A. dated January 12, 1999

                  10.46* Form of Acquisition Loan Note pursuant to the New Credit Agreement between Denali Incorporated and each of Key Corporate Capital Inc., ING (U.S.) Capital LLC, and CIBC Inc. dated January 12, 1999

                  10.47* Revolving Credit Note pursuant to the New Credit Agreement between Denali Incorporated and Bank of Oklahoma N.A. dated January 12, 1999

                  10.48* Form of Revolving Credit Note pursuant to the New Credit Agreement between Denali Incorporated and each of Key Corporate Capital Inc., ING (U.S.) Capital LLC, and CIBC Inc. dated January 12, 1999

                  10.49* Pledge Agreement dated January 12, 1999 between Denali Incorporated, Containment Solutions Services, Inc., Instrumentation Solutions, Inc., Denali Management Inc., Denali Holdings Management, L.L.C., Denali Operating Management, Ltd., Containment Solutions, Inc., Specialty Solutions, Inc., Ershigs, Inc., SEFCO, Inc., Fibercast Company, Plasti-fab Inc. and Canadian Imperial Bank of Commerce, as administrative agent and issuing lender

                  10.50* Security Agreement dated January 12, 1999 between Denali Incorporated, Containment Solutions Services, Inc., Instrumentation Solutions, Inc., Denali Management Inc., Denali Holdings Management, L.L.C., Denali Operating Management, Ltd., Containment Solutions, Inc., Specialty Solutions, Inc., Ershigs, Inc., SEFCO, Inc., Fibercast Company, Plasti-fab Inc. and Canadian Imperial Bank of Commerce, as administrative agent and issuing lender

                  10.51* Guarantee dated January 12, 1999 between Containment Solutions Services, Inc., Instrumentation Solutions, Inc., Denali Management Inc., Denali Holdings Management, L.L.C., Denali Operating Management, Ltd., Containment Solutions, Inc., Specialty Solutions, Inc., Ershigs, Inc., SEFCO, Inc., Fibercast Company, Plasti-fab Inc. and Canadian Imperial Bank of Commerce, as administrative agent and issuing lender

                  10.52* Form of Assignment and Acceptance Agreement pursuant to the New Credit Agreement between Denali Incorporated and Canadian Imperial Bank of Commerce, as administrative agent and each of Key Corporate Capital Inc., ING (U.S.) Capital LLC, and CIBC Inc. dated March 15, 1999

                  10.53* Term Note pursuant to the New Credit Agreement between Denali Incorporated and Southwest Bank of Texas, N.A. dated March 15, 1999

                  10.54* Form of Term Note pursuant to the New Credit Agreement between Denali Incorporated and each of Key Corporate Capital Inc., ING (U.S.) Capital LLC, and CIBC Inc. dated March 15, 1999

                  10.55* Acquisition Note pursuant to the New Credit Agreement between Denali Incorporated and Southwest Bank of Texas, N.A. dated March 15, 1999

                  10.56* Form of Acquisition Note pursuant to the New Credit Agreement between Denali Incorporated and each of Key Corporate Capital Inc., ING (U.S.) Capital LLC, and CIBC Inc. dated March 15, 1999

                  10.57* Revolving Credit Note pursuant to the New Credit Agreement between Denali Incorporated and Southwest Bank of Texas, N.A. dated March 15, 1999

                  10.58* Form of Revolving Credit Note pursuant to the New Credit Agreement between Denali Incorporated and each of Key Corporate Capital Inc., ING (U.S.) Capital LLC, and CIBC Inc. dated March 15, 1999

                  27*      Financial Data Schedule

---------------
*  Filed herewith

         B.       Reports on Form 8-K

                  A Form 8-K was filed with the Commission on February 18, 1999 announcing the acquisition of Belco Manufacturing Company, Inc.

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


                                            Denali Incorporated
                                            -------------------
                                                (Registrant)




Date: May 11, 1999                          /s/ R. Kevin Andrews
                                            -----------------------------------
                                            R. Kevin Andrews
                                            Chief Financial Officer
                                               (Principal Financial Officer and
                                                Principal Accounting Officer)

                               INDEX TO EXHIBITS

Exhibit
Number              Description of Exhibit
------              ----------------------

10.40*              Credit Agreement (the "New Credit Agreement") among Denali
                    Incorporated, Canadian Imperial Bank of Commerce, as administrative agent, and ING (U.S.) Capital LLC, as documentation agent, dated as of January 12, 1999

10.41 Stock Purchase Agreement dated February 3, 1999 by and between Steve Jones, Belco Manufacturing Company, Inc. and
                    Containment Solutions, Inc. (incorporated by reference to the Company's Form 8-K dated February 18, 1999)

10.42 Asset Purchase Agreement dated February 3, 1999 by and between Tiger Trucking LLC, S. Jones Limited Partnership and Containment Solutions, Inc. (incorporated by reference to the Company's Form 8-K dated February 18, 1999)

10.43*              Term Note pursuant to the New Credit Agreement between
                    Denali Incorporated and Bank of Oklahoma N.A. dated January
                    12, 1999

10.44* Form of Term Note pursuant to the New Credit Agreement between Denali Incorporated and each of Key Corporate
                    Capital Inc., ING (U.S.) Capital LLC, and CIBC Inc. dated
                    January 12, 1999

10.45* Acquisition Loan Note pursuant to the New Credit Agreement between Denali Incorporated and Bank of Oklahoma N.A. dated
                    January 12, 1999

10.46*              Form of Acquisition Loan Note pursuant to the New Credit
                    Agreement between Denali Incorporated and each of Key
                    Corporate Capital Inc., ING (U.S.) Capital LLC, and CIBC
                    Inc. dated January 12, 1999

10.47* Revolving Credit Note pursuant to the New Credit Agreement between Denali Incorporated and Bank of Oklahoma N.A. dated
                    January 12, 1999

10.48*              Form of Revolving Credit Note pursuant to the New Credit
                    Agreement between Denali Incorporated and each of Key
                    Corporate Capital Inc., ING (U.S.) Capital LLC, and CIBC
                    Inc. dated January 12, 1999

10.49*              Pledge Agreement dated January 12, 1999 between Denali
                    Incorporated, Containment Solutions Services, Inc.,
                    Instrumentation Solutions, Inc., Denali Management Inc.,
                    Denali Holdings Management, L.L.C., Denali Operating
                    Management, Ltd., Containment Solutions, Inc., Specialty
                    Solutions, Inc., Ershigs, Inc., SEFCO, Inc., Fibercast
                    Company, Plasti-fab Inc. and Canadian Imperial Bank of
                    Commerce, as administrative agent and issuing lender

10.50*              Security Agreement dated January 12, 1999 between Denali
                    Incorporated, Containment Solutions Services, Inc.,
                    Instrumentation Solutions, Inc., Denali Management Inc.,
                    Denali Holdings Management, L.L.C., Denali Operating
                    Management, Ltd., Containment Solutions, Inc., Specialty
                    Solutions, Inc., Ershigs, Inc., SEFCO, Inc., Fibercast
                    Company, Plasti-fab Inc. and Canadian Imperial Bank of
                    Commerce, as administrative agent and issuing lender

10.51*              Guarantee dated January 12, 1999 between Containment
                    Solutions Services, Inc., Instrumentation Solutions, Inc.,
                    Denali Management Inc., Denali Holdings Management, L.L.C.,
                    Denali Operating Management, Ltd., Containment Solutions,
                    Inc., Specialty Solutions, Inc., Ershigs, Inc., SEFCO,
                    Inc., Fibercast Company, Plasti-fab Inc. and Canadian
                    Imperial Bank of Commerce, as administrative agent and issuing lender

10.52* Form of Assignment and Acceptance Agreement pursuant to the New Credit Agreement between Denali Incorporated and
                    Canadian Imperial Bank of Commerce, as administrative agent and each of Key Corporate Capital Inc., ING (U.S.) Capital
                    LLC, and CIBC Inc. dated March 15, 1999

10.53*              Term Note pursuant to the New Credit Agreement between
                    Denali Incorporated and Southwest Bank of Texas, N.A. dated
                    March 15, 1999

10.54* Form of Term Note pursuant to the New Credit Agreement between Denali Incorporated and each of Key Corporate
                    Capital Inc., ING (U.S.) Capital LLC, and CIBC Inc. dated
                    March 15, 1999

10.55* Acquisition Note pursuant to the New Credit Agreement between Denali Incorporated and Southwest Bank of Texas,
                    N.A. dated March 15, 1999

10.56*              Form of Acquisition Note pursuant to the New Credit
                    Agreement between Denali Incorporated and each of Key
                    Corporate Capital Inc., ING (U.S.) Capital LLC, and CIBC
                    Inc. dated March 15, 1999

10.57* Revolving Credit Note pursuant to the New Credit Agreement between Denali Incorporated and Southwest Bank of Texas,
                    N.A. dated March 15, 1999

10.58*              Form of Revolving Credit Note pursuant to the New Credit
                    Agreement between Denali Incorporated and each of Key
                    Corporate Capital Inc., ING (U.S.) Capital LLC, and CIBC
                    Inc. dated March 15, 1999

27*                 Financial Data Schedule

--------------

*    Filed herewith