Form 10-K
period 1999-07-03
DENALI INC
filed 1999-09-15
CIK 1046594

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                     FOR THE FISCAL YEAR ENDED JULY 3, 1999



Commission File Number   000-23353
                       --------------------------------------------------------

                               Denali Incorporated
-------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

                    Delaware                                   76-0454641
-------------------------------------------------------------------------------
         (State or Other Jurisdiction of                    (I.R.S. Employer
         Incorporation or Organization)                    Identification No.)

  1360 Post Oak Blvd., Suite 2250, Houston, Texas                77056
-------------------------------------------------------------------------------
    (Address of Principal Executive Offices)                   (Zip Code)

                                  713-627-0933
-------------------------------------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)

        Securities registered pursuant to Section 12(b) of the Act: None
           Securities registered pursuant to Section 12(g) of the Act:
                          Common Stock $0.01 Par Value

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of September 1, 1999, there were 5,423,215 shares of Common Stock of the Registrant outstanding. The aggregate market value on such date of the voting stock of the Registrant held by non-affiliates was an estimated $41.7 million based upon the closing price of $7.69 on August 31, 1999.

Documents incorporated by reference. Certain portions of the Registrant's definitive Proxy Statement for the 1999 Annual Meeting of Shareholders ("Proxy Statement") are incorporated in Part III by reference.

                               DENALI INCORPORATED
                FORM 10-K FOR THE FISCAL YEAR ENDED JULY 3, 1999

                                      INDEX


                                                                                                           Page No.
PART I
Item 1.           Business....................................................................................1
Item 2.           Properties..................................................................................8
Item 3.           Legal Proceedings...........................................................................9
Item 4.           Submission of Matters to a Vote of Security Holders.........................................9

PART II
Item 5.           Market for the Registrant's Common Equity and Related Stockholder Matters..................10
Item 6.           Selected Financial Data....................................................................11
Item 7.           Management's Discussion and Analysis of Financial Condition and Results
                         of Operations.......................................................................13
Item 7A.          Quantitative and Qualitative Disclosures About Market Risks................................20
Item 8.           Financial Statements and Supplementary Data................................................21
Item 9.           Changes in and Disagreements with Accountants on Accounting and
                  Financial Disclosure.......................................................................21

PART III
Item 10.          Directors and Executive Officers of the Registrant.........................................22
Item 11.          Executive Compensation.....................................................................22
Item 12.          Security Ownership of Certain Beneficial Owners and Management.............................22
Item 13.          Certain Relationships and Related Transactions.............................................22

PART IV
Item 14.          Exhibits, Financial Statement Schedules and Reports on Form 8-K............................23


Signatures

Index to Exhibits

                                     PART I


ITEM 1.           BUSINESS

    Denali Incorporated is a rapidly growing provider of products and services for fluids handling. The Company believes that it is a leading manufacturer of fiberglass composite underground storage tanks ("USTs") in the United States, steel aboveground storage tanks ("ASTs") in the United States and engineered fiberglass reinforced composites for handling corrosive fluids in the United States and Europe. Fluids handling products and services are used in a wide variety of applications, including in retail petroleum marketing and in petroleum, chemical, pulp and paper, power generation and other industrial process plants.

    With the recent acquisition of Welna, N.V., a supplier of fiberglass composite products in Europe, the Company believes it is the world's largest manufacturer of specialty-engineered, corrosion-resistant fiberglass reinforced plastic ("FRP") products. Denali has over 20 manufacturing locations around the world and distributes a wide range of engineered products and systems in the United States and Europe.

BACKGROUND

    The Company was formed in 1994 to acquire the fiberglass composite UST business of Owens Corning. Initially, the Company focused its efforts on improving profitability, improving responsiveness to customers and developing new products. The Company's management also realized that the fluids handling industry was highly fragmented and that there would be significant opportunities to consolidate the industry.

    The Company's objective is to become a leading provider of a broad range of products and services for fluids handling through strategic acquisitions and internal growth. The Company believes that the fragmented nature of the fluids handling industry, which is comprised of many companies with limited product ranges or serving limited geographic areas, will provide continued acquisition and internal growth opportunities. The Company also believes that these opportunities provide the Company with the ability to offer a comprehensive range of specialized solutions for meeting its customers' fluids handling needs.

PRODUCTS AND SERVICES

    The Company's operations are divided into two groups in the United States:
Containment Products and Engineered Products. For a discussion of certain industry segment data, see Note 17 of Notes to the Consolidated Financial Statements included herein.

    Containment Products. The Company's Containment Products Group ("Containment Solutions") specializes in the manufacture of fiberglass composite USTs and steel ASTs, primarily for petroleum storage. The Company's products are marketed under the Containment Solutions tradename. In addition, the Company manufactures FRP gates, metered manholes, shelters, flumes and systems under the Plasti-fab tradename for use in the water/wastewater industries.

    Engineered Products. The Company's Engineered Products Group ("Specialty Solutions") provides engineered containment and material solutions to a variety of industries, including chemical process, pulp and paper, power, and water and wastewater. The Company markets its engineered FRP products under the Ershigs, Fibercast and Belco tradenames and believes that it is a leading domestic provider of engineered FRP products for corrosion resistant applications. In addition, SEFCO, a Specialty Solutions company, is an integrated manufacturer of engineered field-erected steel tanks and accessories for use in the water and wastewater, agrochemical and petroleum industries. The Specialty Solutions group focuses its operations on complex projects, where custom engineering and special manufacturing expertise are critical.

    With the acquisition of Welna, which closed on July 1, 1999, the Company will expand its products globally, primarily to Europe. Welna's operations are divided into two groups: Welna Synthetics and Welna Trade.

    Welna Synthetics. The Company's Welna Synthetics operation designs, manufactures and installs FRP products including storage and transport tanks, vessels and piping systems for corrosion-resistant applications. This operation is similar in both markets and products to the Company's Engineered Products Group.

    Welna Trade. The Company's distribution operation, Welna Trade, supplies a wide range of engineered products and systems including, but not limited to, valves, expansion joints, tubes, suspension and support systems, filtration systems and turbines for use in the power generation, water treatment, paper and chemical processing industries.

ACQUISITION HISTORY

    The Company has acquired ten businesses since its inception. A brief description of these acquisitions is as follows:

    Acquired Company                        Date Acquired              Products
    Containment Solutions:
         Fluid Containment, Inc.            December 1994              Fiberglass USTs, oil/water separators,
                                                                       manhole products
         Hoover Containment, Inc.           October 1995               Steel ASTs, lubricant storage tanks
         Plasti-Fab, Inc.                   November 1998              Fiberglass-reinforced flumes and metering stations

    Specialty Solutions:
         Ershigs, Inc.                      February 1997              Engineered FRP products
         SEFCO, Inc.                        October 1997               Field erected aboveground steel tanks
         LaValley                           October 1997               Engineered FRP products
         CC&E                               May 1998                   Field constructed FRP products
         Fibercast                          June 1998                  FRP piping systems
         Belco Manufacturing Company,
            Inc.                            February 1999              Engineered  FRP tanks, vessels,
                                                                       and piping systems

    Welna, N.V.                             July 1999                  FRP pipe systems, vessels and other related
                                                                       equipment, and distributor of high quality
                                                                       products and engineered systems

COMPETITION

    The UST market is highly competitive and fragmented, with entrants from both steel tank suppliers and another major fiberglass composite UST supplier. In terms of revenues, steel tanks account for a majority of the United States UST market. The remainder of this market is divided fairly evenly between the Company and one other fiberglass composite UST supplier. Although steel USTs are less expensive than fiberglass composite USTs, fiberglass composite USTs are not subject to corrosion and do not expose the customer to corrosion leaks and related environmental problems. When determining which product to acquire, one of these two factors will generally control the purchase decision. Most of the steel UST manufacturers are small, independent operations. The Company believes that its quality of manufacturing, manufacturing control, product design, testing procedures, history of performance and reliability, delivery capability, customer responsiveness and experienced personnel are competitive advantages in the UST market.

    The Company's steel ASTs are sold in highly fragmented and competitive markets, with over 240 steel AST manufacturers operating in North America. Several competitors of the Company are divisions or subsidiaries of larger companies with financial and other resources greater than those of the Company. However, the Company believes that the majority of its competitors in this market are local, individually owned manufacturing facilities. The Company believes that it is the only national manufacturing company in this market, operating facilities in Maryland, Pennsylvania and California and having subcontracting agreements with quality manufacturing companies in North Carolina, Indiana, Kansas and Nebraska. The Company's national presence reduces transportation costs for products relative to single plant competitors that compete on a national basis. However, local manufacturers have a competitive advantage in transportation costs. The Company believes that its broad product lines, product design, delivery capability, customer responsiveness and experienced personnel are competitive advantages in the steel AST market.

    With respect to engineered FRP products in the United States, the Company participates in a highly fragmented market where it believes that most of its competitors are small regional fabrication businesses, except for the corrosion resistant pipe and piping systems which also compete with two large public companies. The Company believes that its field-erection capabilities and its performance warranty, together with its engineering capabilities, quality reputation, history of performance and effective customer service, provide the Company with competitive advantages in the engineered FRP products market.

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

    With respect to engineered FRP products in Europe, the Company participates in a highly fragmented market where it believes that most of its competitors are small regional fabrication businesses, except for the corrosion resistant pipe and piping systems, which also compete with two large public companies. The Company believes that its quality reputation and engineering capabilities provide competitive advantages. The Company's distribution operation also competes in a highly competitive market characterized by numerous small independent operations. The Company believes that a competitive advantage is achieved through its operations' product quality and service responsiveness.

MARKETING AND CUSTOMERS

    The Company takes a multifaceted approach to marketing its fiberglass composite UST and steel AST products and services. The Company's sales staff primarily supports an extensive network of Petroleum Equipment Industry ("PEI") distributors and contractors. For significant national accounts, i.e. a major oil company, the Company generally sells directly to the end user. The Company's largest fiberglass composite UST customers are super-regional distribution houses, hyper-markets and major oil companies; and typical customers for steel ASTs include governments and quick-change lube centers. The Company has license agreements with companies outside the United States to produce fiberglass composite USTs using the Company's technology and continues to expand this presence. The Company also has a joint venture in Venezuela to manufacture fiberglass composite USTs.

    The Company generally sells its engineered FRP products in both the United States and Europe through a combination of direct field sales and a sales representative network. The scope of the work performed by the Company is large in nature and, unless characterized as a special situation, has long lead times to order. The experienced sales force works closely with the customer in designing the correct solution for the customer's need. The customer base of the Company varies from year to year due to the project-oriented nature of the Company's work in this area.

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

     The Company's distribution operation, through its inside sales staff, markets its diverse products to an equally diverse customer base that ranges from greenhouse agricultural producers to municipal incineration plants to pulp and paper mills. This operation of the Company sells both into projects that have long lead times and into the replacement market that has short lead times. The customer base varies year to year due to the project-oriented nature of this operation.

MATERIALS AND SUPPLIERS

    Owens Corning and the Company are parties to a supply contract pursuant to which the Company purchases from Owens Corning the fiberglass used in the Company's composite products. The Company entered into a supply contract with Owens Corning beginning January 1, 1998, to supply at least 90% of the fiberglass requirements for two of the Company's subsidiaries, Fluid Containment and Ershigs, through December 31, 1998. Effective January 1, 1999, the contract was modified to obtain more favorable pricing levels based on certain minimum volume purchases for the calendar years ended December 31, 1999 and 2000. In addition, this contract contains certain stabilizing pricing parameters. In addition to Owens Corning, the Company continues to negotiate with other vendors to ensure a continued supply of fiberglass to the Company for its production needs.

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

    For the Company's steel fabrication businesses, the principal materials used are standard steel shapes, steel plates, fittings, welding gases and paint which are all currently available in adequate supply from many sources. The Company does not depend upon any single supplier or source with respect to these materials.

     The Company's distribution operation has products that are generally under long-term exclusive contracts. The Company continues to expand and seek alternatives for its product offerings.

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

EMPLOYEES

    At July 3, 1999, the Company employed 1,789 employees. Four collective bargaining agreements cover 226 employees in California, Pennsylvania, Texas and Washington. All of these agreements expire between February 2000 and October 2001. The Company considers its employee relations to be good.

RISK FACTORS

    Dependence on Industry Spending. The prospects for the Company depend upon the level of capital and maintenance expenditures by its industrial customers. These industries historically have been cyclical in nature and vulnerable to general downturns in the economy. No assurance can be given that the Company will be able to increase or maintain its level of revenues in periods of economic stagnation or downturn. Decreases in industry spending could have a significant adverse effect upon the demand for the Company's products and services and the Company's results of operations.

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

    Ability to Manage Growth and Achieve Business Strategy. Since 1994, the Company has completed ten acquisitions of businesses in pursuit of its strategic objectives. The Company plans to continue to pursue acquisitions that complement its existing products and services. The Company expects to face competition for acquisition candidates, which may limit the number of acquisition opportunities and may lead to higher acquisition prices. There can be no assurance that the Company will be able to identify, acquire or manage profitably additional businesses or to integrate successfully any acquired businesses into the Company without substantial costs, delays or other operational or financial difficulties. Further, acquisitions involve a number of special risks, including failure of the acquired business to achieve expected results, diversion of management's attention, failure to retain key personnel of the acquired business and risks associated with unanticipated events or liabilities, some or all of which could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, there can be no assurance that the businesses the Company has acquired or may acquire in the future will achieve anticipated net revenues and earnings.

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

    Risks Related to Internal Growth Strategy. Key elements of the Company's strategy are to improve the profitability of its businesses and any businesses it may subsequently acquire and to continue to expand the net revenues of such businesses. Although the Company intends to seek to improve the profitability of such businesses by various means, including reducing administrative and other costs, there can be no assurance that the Company will be able to do so. The Company's ability to increase the net revenues of such businesses will be affected by various factors, including demand for products, the Company's ability to expand the range of products and services offered by each of such businesses and the Company's ability to successfully enter new markets. Many of these factors are beyond the control of the Company, and there can be no assurance that the Company's strategies will be successful or that it will be able to generate cash flow adequate for its operations and to support internal growth.

    Competition. The markets for the Company's products are fragmented and highly competitive. Although none of the Company's competitors are considered dominant, there are competitors that have significantly greater resources than the Company, which, among other things, could be a competitive disadvantage to the Company in securing certain projects.

    International Expansion and Foreign Currency Transactions. The Company's successful expansion into global markets has and will continue to depend on numerous factors, many of which are beyond its control. In addition, global expansion does increase the Company's exposure to certain risks inherent in doing business outside the United States, including currency fluctuations, restrictions on the repatriation of profits, compliance with foreign laws and standards and political risks. Although the majority of the Company's contracts with respect to international revenues historically have been denominated in United States dollars, future contracts will be denominated in multiple currencies because of our increased international presence; therefore, the Company will be subject to foreign exchange risks in the future. The Company does not presently hedge exchange rate fluctuations, but, in the future, may hedge economic exposures.

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

    Seasonality. The Company's operations are subject to seasonal variations in weather conditions. Because most of the Company's customers' construction activities take place outdoors, the number of projects in the United States generally declines in the winter months due to an increase in rainy and cold conditions. In addition, its customers in the United States often schedule the completion of their projects during the summer months in order to take advantage of the milder weather for the installation of their equipment and systems. Conversely in Europe, the summer holiday season coincides with a decline in business activity. As a result, a disproportionate amount of the Company's net income, net revenues and gross profit has historically been earned during the first and fourth quarters of the fiscal year. With the addition of Welna, some of this seasonality will be modified. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

    Reliance on Principal Supplier. The principal raw materials used by the Company in its manufacture of fiberglass composite USTs are fiberglass and resin. Although resin is available in adequate supply from a variety of sources, substantial manufacturers of fiberglass are more limited in number. Because of this limited market supply, the Company entered into a supply contract with Owens Corning. The Company entered into a new supply contract with Owens Corning beginning January 1, 1998 to supply at least 90% of the fiberglass requirements for two of the Company's subsidiaries, Fluid Containment and Ershigs, through December 31, 1998. Effective January 1, 1999, the contract was modified to obtain more favorable pricing levels based on certain minimum volume purchases for the calendar years ended December 31, 1999 and 2000. In addition, this contract contains certain pricing stabilization terms. As a result of this arrangement, the Company remains significantly dependent upon Owens Corning to deliver quality product in accordance with and, as required by, the Company's needs.

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

ITEM 2.  PROPERTIES

    The Company operates facilities throughout the United States and Europe and considers them to be in good operating condition and adequate for their present uses. The Company believes that it has sufficient capacity to meet its current and anticipated manufacturing requirements for its operations. The following table sets forth the Company's principal manufacturing plants and offices:

                                                     Leased              Lease
                                     Approx. Area      or        Owned   Expiry
                                      (Sq. Ft.)      Owned      Acreage   Date       Uses
                                      ---------      -----      -------   ----       ----
Fiberglass Composite Underground
Storage Tanks
     Conroe, TX                       130,000          Owned         65    N/A        Manufacturing plant and
                                                                                      Containment Solutions Group
                                                                                      headquarters
     Mount Union, PA                  110,000          Owned         24    N/A        Manufacturing plant
     Bakersfield, CA(1)                73,000          Owned         20    N/A        Manufacturing plant
     Tualatin, OR                      48,000         Leased        N/A    2008       Manufacturing plant and
                                                                                      Administrative offices

Steel Aboveground Storage Tanks
     Baltimore, MD                     63,000         Leased        N/A    2004       Manufacturing plant and
                                                                                      administrative offices
     Bakersfield, CA(1)                73,000          Owned         20    N/A        Manufacturing plant
     Lebanon, PA                       97,850         Leased        N/A    2003       Manufacturing plant

Engineered Fiberglass Reinforced
Composite Products
     Bellingham, WA                    63,000          Owned          6    N/A        Manufacturing plant and
                                                                                      Administrative offices
     Wilson, NC                        47,000          Owned          4    N/A        Manufacturing plant
     Biloxi, MS                        29,000          Owned          5    N/A        Manufacturing plant
     Belton, TX                        87,400         Leased        N/A    2008       Manufacturing plant and
                                                                                      administrative offices

Engineered Field-erected Steel Tanks
     Tulsa, OK                         33,000          Owned         12    N/A        Manufacturing plant and
                                                                                      administrative offices
Fiberglass-reinforced Plastic Piping
Systems
     Sand Springs, OK                 244,058          Owned         16    N/A        Manufacturing plant and
                                                                                      Specialty Solutions Group
                                                                                      headquarters
Welna N.V.
     Welna Synthetics:
         Dinslaken, Germany            96,870          Owned          4    N/A        Manufacturing plant
         Gelsdorf, Germany              3,230         Leased        N/A    N/A        Sales office
         Frankfurt, Germany             5,380         Leased        N/A    2008       Sales office
         Haren, Germany                 2,150         Leased        N/A    N/A        Sales office
         Eschborn, Germany              2,150         Leased        N/A    N/A        Sales office
         Goteborg, Sweden               4,310         Leased        N/A    N/A        Sales office
         Krems, Germany                 2,150         Leased        N/A    N/A        Sales office
         Oldenzaal, Netherlands       107,640          Owned          4    N/A        Manufacturing plant
         Hengelo, Netherlands          64,580          Owned          4    N/A        Manufacturing plant
         Oldenzaal, Netherlands        21,530          Owned          1    N/A        Administrative offices
         Heerenveen, Netherlands       59,200          Owned          2    N/A        Manufacturing plant
         Tilburg, Netherlands          37,670          Owned          2    N/A        Manufacturing plant

                                                     Leased              Lease
                                     Approx. Area      or        Owned   Expiry
                                      (Sq. Ft.)      Owned      Acreage   Date       Uses
                                      ---------      -----      -------   ----       ----

         Torun, Poland                175,000          Owned          7    N/A        Manufacturing plant and administrative
                                                                                      offices
         La Roche-sur-Yon, France      96,870          Owned          9    N/A        Manufacturing plant and administrative
                                                                                      offices
         Beverly/Scunthorp, U.K.       32,290          Owned          1    N/A        Manufacturing plant and administrative
                                                                                      offices
         Bangpakong, Thailand          32,290         Leased        N/A    N/A        Manufacturing plant and administrative
                                                                                      offices
         Emmeloord, Netherlands           540         Leased        N/A    N/A        Sales office

     Welna Trade:
         Temse, Belgium                 2,150         Leased        N/A    N/A        Sales office
         Brussels, Belgium              2,150         Leased        N/A    2001       Sales office
         Brussels, Belgium              3,230          Owned         .1    N/A        Sales office
         Temse, Belgium                 8,070          Owned         .2    N/A        Sales office
         Hengelo, Netherlands          32,290          Owned          1    N/A        Administrative and sales offices
         Waddinxveen, Netherlands      12,920         Leased        N/A    2003       Sales office
         Geldermalsen, Netherlands      4,310         Leased        N/A    2004       Sales office
         Torun, Poland                 10,764          Owned         .3    N/A        Sales office

(1)  Shared Facility

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

         None

                                     PART II



ITEM 5.           MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
                  STOCKHOLDER MATTERS

    The Company's Common Stock is traded on the Nasdaq National Market under the symbol "DNLI". The Company's Common Stock commenced trading on November 21, 1997. The high and low sales prices per share for the periods indicated were as follows:

                                                                        High              Low
                                                                        ----              ---
    Period from November 21, 1997 to December 27, 1997                 $13.500          $12.250
    Quarter Ended March 28, 1998                                       $17.000          $12.750
    Quarter Ended June 27, 1998                                        $18.250          $14.875
    Quarter Ended September 26, 1998                                   $16.500          $ 9.500
    Quarter Ended December 26, 1998                                    $13.500          $ 9.000
    Quarter Ended March 27, 1999                                       $14.000          $ 7.500
    Quarter Ended July 3, 1999                                         $ 9.500          $ 6.625

    As of August 31, 1999, there were 47 holders of record of the outstanding shares of Common Stock of the Company.

    The Company does not currently intend to declare or pay dividends on its Common Stock and expects to retain funds generated by operations for the development and growth of the Company's business. The Company's future dividend policy will be determined by the Company's Board of Directors on the basis of various factors, including among other things, the Company's financial condition, cash flows from operations, the level of its capital expenditures, its future business prospects, the requirements of Delaware law and any restrictions imposed by the Company's credit facilities. Under the Company's credit facilities, distributions in the form of dividends and stock repurchases are allowed only in connection with a permitted acquisition in accordance with terms disclosed in the Company's loan agreement.

USE OF PROCEEDS FROM THE SALE OF REGISTERED SECURITIES

SALES OF UNREGISTERED SECURITIES

     On November 23, 1998, the Company issued 60,866 shares of its common stock to the former shareholders of Plasti-fab, Inc. as partial consideration for the acquisition of all of the outstanding stock of Plasti-fab, Inc. This issuance was exempt from the registration requirements of the Securities Act of 1933 as a transaction not involving any public offering pursuant to Section 4(2) of that act and Regulation D promulgated under that act.

     On February 3, 1999, the Company issued 44,417 shares of its common stock to the former shareholders of Belco Manufacturing Company, Inc. as partial consideration for the acquisition of all of the outstanding stock of Belco Manufacturing Company, Inc. This issuance was exempt from the registration requirements of the Securities Act of 1933 as a transaction not involving any public offering pursuant to Section 4(2) of that act and Regulation D promulgated under that act.

     On July 1, 1999, the Company issued 489,189 shares of its common stock to 9 investors, including 5 directors or affiliates of directors of the Company, for cash consideration of $9.25 per share. The Company used the proceeds from this issuance to fund a portion of the purchase price for the acquisition of Welna. This issuance was exempt from the registration requirements of the Securities Act of 1933 as a transaction not involving any public offering pursuant to
Section 4(2) of that act and Regulation D promulgated under that act.

     On July 1, 1999, the Company issued an aggregate of $15 million of its senior subordinated notes and warrants to purchase 534,873 shares of its common stock to 10 investors, including 5 directors or affiliates of directors of the Company, for cash consideration of $1,000 per unit. Each unit consisted of $1,000 principal amount of notes and warrants to purchase 35.66 shares. The warrants have an exercise price of $7.54/share and expire on July 1, 2006. The Company used the proceeds from this issuance to fund a portion of the purchase price for the acquisition of Welna. This issuance was exempt from the registration requirements of the Securities Act of 1933 as a transaction not involving any public offering pursuant to Section 4(2) of that act and Regulation D promulgated under that act.

ITEM 6.          SELECTED FINANCIAL DATA

    The selected financial data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and Notes thereto included elsewhere in this document.

                                                      For the period
                                                      December 19,
                                                      1994 (date of                             Year Ended
                                                      inception) to    ----------------------------------------------------------
                                                         July 1,        June 29,        June 28,        June 27,         July 3,
                                                          1995            1996            1997            1998            1999
                                                       ----------      ----------      ----------      ----------      ----------
                                                                         (In thousands, except per share data)
STATEMENT OF OPERATIONS DATA(1):
Net revenues .....................................     $   17,799      $   53,354      $   71,101      $   99,897      $  148,760
Cost of revenues .................................         13,473          43,518          57,268          77,273         110,957
                                                       ----------      ----------      ----------      ----------      ----------
Gross profit .....................................          4,326           9,836          13,833          22,624          37,803
Selling, general and administrative expenses .....          3,771           9,604          11,874          17,843          27,244
Non-recurring compensation expense ...............             --              --              --           2,312             682
                                                       ----------      ----------      ----------      ----------      ----------
Operating income .................................            555             232           1,959           2,469           9,877
Interest expense .................................            671           1,783           2,058           1,614           3,199
Interest income ..................................             --             (65)           (111)           (118)           (124)
Other income, net ................................            (72)           (206)           (598)           (489)           (453)
                                                       ----------      ----------      ----------      ----------      ----------
Income (loss) before income taxes ................            (44)         (1,280)            610           1,462           7,255
Income tax provision (benefit) ...................             (1)           (446)            293           1,352           2,854
                                                       ----------      ----------      ----------      ----------      ----------
Net income (loss) before extraordinary item ......            (43)           (834)            317             110           4,401
Extraordinary income (loss) on early
  extinguishment of debt, net of income tax ......             --              --              --             219            (281)
                                                       ----------      ----------      ----------      ----------      ----------
Net income (loss) ................................            (43)           (834)            317             329           4,120
Dividends on Series A Preferred Stock ............            (60)           (120)           (120)            (30)             --
                                                       ----------      ----------      ----------      ----------      ----------
Net income (loss) attributable to Common
  Stock ..........................................     $     (103)     $     (954)     $      197      $      299      $    4,120
                                                       ==========      ==========      ==========      ==========      ==========
Net income (loss) per common share - basic
  and diluted ....................................     $    (0.05)     $    (0.44)     $     0.09      $     0.08      $     0.84
                                                       ==========      ==========      ==========      ==========      ==========
Weighted average common shares outstanding
  assuming dilution ..............................          2,078           2,185           2,198           3,875           4,888
                                                       ==========      ==========      ==========      ==========      ==========

CASH FLOW DATA:
Net cash provided by (used in) operating
  activities .....................................     $    3,789      $     (109)     $      625      $    3,854      $    7,239
Net cash used in investing activities ............         (7,527)         (5,430)         (4,631)        (31,126)        (51,327)
Net cash provided by financing activities ........          4,737           4,664           4,212          27,117          45,737

OTHER DATA:
Depreciation and amortization ....................     $      354      $      913      $    1,221      $    1,692      $    3,260
EBITDA(2) ........................................            981           1,416           3,889           7,080          14,396

                                                                                        As of
                                                       ------------------------------------------------------------------------
                                                         July 1,       June 29,        June 28,        June 27,        July 3,
                                                          1995           1996            1997            1998           1999
                                                       ----------     ----------      ----------      ----------     ----------
                                                                                    (In thousands)
BALANCE SHEET DATA:
Working capital ..................................     $    3,192     $    5,649      $    8,019      $   14,141     $   17,811
Total assets .....................................         21,814         30,318          41,084          80,382        176,575
Total debt .......................................         13,810         18,661          24,024          29,896         92,229
Series A Preferred Stock (redeemable) ............          1,200          1,200           1,200              --             --
Stockholders' equity (deficit) ...................     $      216     $     (738)     $     (541)     $   28,674     $   38,569

(1) The Company uses a 52- or 53-week year-end ending on the Saturday closest to June 30. The fiscal year ended July 3, 1999 was a 53-week year.

(2) EBITDA represents consolidated net income before interest expense, income tax, depreciation and amortization, non-recurring compensation expense and extraordinary items. The Company believes that EBITDA is a meaningful measure of its operating performance; however, EBITDA should not be considered in isolation from or as a substitute for net income or cash flow measures prepared in accordance with generally accepted accounting principles or as a measure of a company's profitability or liquidity. In addition, EBITDA may not be comparable to similarly titled measures reported by other companies.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion should be read in conjunction with the "Selected Financial Data" and the Company's Consolidated Financial Statements and Notes thereto included elsewhere in this document.

OVERVIEW

    Denali Incorporated is a provider of products and services for handling critical fluids, which are liquids, liquid mixtures, and slurries that are economically valuable or potentially hazardous to the environment. The Company is a manufacturer of fiberglass-composite underground storage tanks; steel aboveground storage tanks; and engineered fiberglass-reinforced plastic-composite products for corrosion-resistant applications.

    Since inception in 1994, the Company has acquired ten businesses. Due to the magnitude of these acquisitions and the integration of the acquired operations with the Company's existing businesses, results of operations for prior periods are not necessarily comparable with or indicative of current or future periods. Each of the acquisitions has been accounted for under the purchase method of accounting. Accordingly, the acquired businesses have been included in the Company's results of operations from the date of acquisition.

Containment Products Group - "Containment Solutions"

    The Company was formed in December 1994 to acquire certain assets and assume certain liabilities of the fiberglass composite UST business of Owens Corning, including five manufacturing facilities. The Company closed two of the manufacturing facilities and significantly restructured the operations of this business at the time of purchase.

    In October 1995, the Company acquired certain assets and assumed certain liabilities of Hoover Containment Inc. ("Hoover"), a manufacturer of steel rectangular ASTs. The Company eliminated certain operating costs through the sharing of certain general and administrative functions within the acquired businesses. The addition of the steel rectangular AST product line enabled the Company to offer a broader line of containment products and to expand its customer base.

    In November 1998, the Company acquired Plasti-Fab, Inc., a leader in providing fiberglass-reinforced flumes and metering stations to the water and wastewater industries. These three businesses form the Company's Containment Products Group known as Containment Solutions.

Engineered Products Group - "Specialty Solutions"

    In February 1997, the Company acquired Ershigs, Inc., ("Ershigs") a manufacturer of engineered FRP products, as the first of the Company's Engineered Products Group. Substantial operational changes were made upon the purchase of Ershigs, including the closing of one of Ershigs' three manufacturing plants and the restructuring of most of Ershigs' sales, general and administrative functions, which enabled the Company to enhance profitability.

    In October 1997, the Company acquired SEFCO, Inc., ("Sefco"), a manufacturer of engineered field-erected aboveground steel tanks, and also acquired GL&V/LaValley Industries, Inc. ("LaValley") (subsequently named "Ershigs Biloxi"), a manufacturer of engineered FRP products.

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

    In February 1999, the Company acquired Belco Manufacturing Company, Inc. and certain assets and assumed certain liabilities of S. Jones Limited Partnership (collectively "Belco"). Belco manufactures engineered fiberglass-reinforced plastic tanks, vessels and piping systems. Belco's products are sold primarily into the water/wastewater and oil and gas industries where corrosion-resistant products are needed. Belco, Fibercast, Ershigs and SEFCO form the Company's Engineered Products Group known as Specialty Solutions.

    On July 1, 1999, the Company acquired Welna, N.V., a company which operates through two divisions. Welna Synthetics designs, manufactures, and installs all forms of FRP pipe systems, vessels and other related equipment requiring high levels of corrosion resistance. Welna Trade is a distribution operation that specializes in high quality products and engineered systems for power generation, water treatment, and paper and chemical processing industries. Welna's operations had no effect on the Company's operating results for fiscal year 1999. Welna's balance sheet has been consolidated as of July 3, 1999.

    The following table indicates the Company's net revenues by segment for fiscal 1997, 1998 and 1999 (in millions):

                                       Year         Year          Year
                                      Ended        Ended         Ended
                                     June 28,     June 27,      July 3,
                                       1997         1998         1999
                                     --------     --------     --------
Net revenues by segment:
  Containment Solutions ........     $   64.8     $   71.5     $   93.8
  Specialty Solutions ..........          6.3         28.4         55.0
                                     --------     --------     --------
         Total net revenues ....     $   71.1     $   99.9     $  148.8
                                     ========     ========     ========


RESULTS OF OPERATIONS

    The following table sets forth for fiscal 1997, 1998 and 1999, the percentage relationship to net revenues of certain expenses and earnings:

                                                          As a Percentage of Net Revenues
                                                       --------------------------------------
                                                         Year           Year           Year
                                                         Ended          Ended          Ended
                                                        June 28,       June 27,       July 3,
                                                         1997           1998           1999
                                                       --------       --------       --------
STATEMENT OF OPERATIONS DATA:
  Net revenues ...................................        100.0%         100.0%         100.0%
  Cost of revenues ...............................         80.5           77.4           74.6
                                                       --------       --------       --------
  Gross profit ...................................         19.5           22.6           25.4
                                                       --------       --------       --------
  Selling, general and administrative expenses ...         16.7           17.8           18.3
  Non-recurring compensation expense .............           --            2.3            0.5
                                                       --------       --------       --------
  Operating income ...............................          2.8            2.5            6.6
  Interest expense ...............................          2.9            1.6            2.1
  Interest income ................................         (0.2)          (0.1)          (0.1)
  Other income, net ..............................         (0.8)          (0.5)          (0.3)
                                                       --------       --------       --------
  Income before income taxes .....................          0.9            1.5            4.9
  Income tax provision ...........................          0.4            1.4            1.9
                                                       --------       --------       --------
  Net income before extraordinary item ...........          0.5%           0.1%           3.0%
                                                       ========       ========       ========

FISCAL 1999 COMPARED WITH FISCAL 1998

     The Company's results of operations for fiscal 1999 were significantly affected by the inclusion of acquired companies. The results of SEFCO and LaValley were included for a full year in fiscal 1999 versus 34 weeks in fiscal 1998. CC&E and Fibercast were included for a full year in fiscal year 1999 compared to seven and three weeks in fiscal year 1998, respectively. The results of Plasti-fab and Belco were included for 31 and 21 weeks in fiscal 1999, respectively, following their purchases in November 1998 and February 1999. The acquisition of Welna on July 1, 1999 had no impact on the current year results.

     In addition, the Company utilizes a 52- or 53-week year-end ending on the Saturday closest to June 30. The fiscal year ended July 3, 1999 was a 53-week year.

     Net revenues for fiscal 1999 increased $48.9 million, or 49%, to $148.8 million in fiscal 1999 from $99.9 million in fiscal 1998. Revenues from the Specialty Solutions Group increased $26.6 million due primarily to the inclusion of prior year acquisitions for a full fiscal year. The Containment Solutions Group had an increase in revenues of $22.3 million, primarily from an increase in UST demand from new construction and replacement.

     Gross profit increased $15.2 million, or 67%, to $37.8 million in fiscal 1999 from $22.6 million in 1998. Gross margins for the Containment Solutions Group increased to 25.3% in fiscal 1999 as compared to 20.9% in fiscal 1998 due primarily to operational improvements and volume efficiencies. The gross margin at Specialty Solutions decreased slightly to 25.6% in fiscal 1999 from 27.1% in fiscal 1998. This slight decrease is the result of changes in the product and job mix from the prior year.

     Selling, general and administrative expenses increased $9.4 million, or 53%, to $27.2 million in fiscal 1999 from $17.8 million in fiscal 1998, excluding non-recurring compensation charges of $682,000 and $2.3 million in 1999 and 1998, respectively. The increase is primarily attributable to additional expenses from the acquired companies and increased sales expense due to volume increases at Containment Solutions. Selling, general and administrative expenses, as a percentage of net revenues, remained consistent at 18.3% for fiscal 1999 compared to 17.8% in fiscal 1998.

     In the current fiscal year, the Company recognized a $682,000 non-recurring compensation charge in the second quarter relating to a salary continuation agreement. In fiscal 1998, the Company recognized a $2.3 million non-recurring compensation charge in the first quarter due to the exchange of subsidiary stock options for Denali stock options.

     Interest expense in fiscal 1999 was $3.2 million compared to $1.6 million in fiscal 1998. The increase was due to borrowings required to finance the Company's acquisitions in late fiscal 1998 and fiscal 1999.

     The Company's provision for income taxes differs from the U.S. statutory rate of 34% due to state taxes, non-deductible goodwill amortization and other permanent differences. In fiscal 1998, the Company's provision for income taxes differed from the U.S. statutory rate due to the non-recurring compensation charge being non-deductible for income tax purposes.

    The Company recognized an extraordinary loss on the early extinguishment of debt, net of income tax, of $281,000 in the third quarter of fiscal 1999.

     Due to the factors described above, net income attributable to common stock for fiscal 1999 increased from $299,000 in fiscal 1998 to $4.1 million in fiscal 1999. Earnings per share, excluding the non-recurring compensation expense and extraordinary items, increased 60% to $.99 in fiscal 1999 from $.62 in fiscal 1998 on a diluted basis. Including the non-recurring compensation expense, fiscal 1999 earnings per diluted share were $.90 before extraordinary items and $.84 after extraordinary items.

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

     Net revenues for fiscal 1998 increased $28.8 million, or 41%, to $99.9 million in fiscal 1998 from $71.1 million in fiscal 1997. Revenues at Specialty Solutions increased $22.1 million due to the inclusion of acquired companies' results in fiscal 1998. Revenues at Containment Solutions increased 10%, or $6.7 million, due to continued strong demand for petroleum storage tanks.

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

     Selling, general and administrative expenses increased $5.9 million, or 50%, to $17.8 million in fiscal 1998 from $11.9 million in fiscal 1997, excluding the $2.3 million compensation charge taken in fiscal 1998. The increase is attributable to additional expenses associated with the acquired companies at Specialty Solutions and increased sales and marketing expenses at Containment Solutions. Selling, general and administrative expenses increased as a percentage of net revenues from 16.7% in fiscal 1997 to 17.8% in fiscal 1998.

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

LIQUIDITY AND CAPITAL RESOURCES

    Working capital at July 3, 1999 was $17.8 million, as compared to $14.1 million at June 27, 1998. Cash provided by operating activities was $7.2 million for fiscal 1999 and $3.9 million in fiscal 1998. The improvement in cash provided by operating activities resulted primarily from a $1.5 million increase in net income, adjusted to exclude the non-cash, non-recurring compensation expense of $2.3 million in fiscal 1998. In addition, the Company had an increase of $1.6 million in depreciation and amortization due to acquisitions made in late fiscal 1998 and in fiscal 1999. Capital expenditures totaled $2.9 million and $3.1 million in fiscal 1999 and fiscal 1998, respectively.

    As further described in Note 6 to the Denali Incorporated Consolidated Financial Statements, the Company refinanced its credit facilities on January 12, 1999. In connection with the extinguishment of its old credit facility upon funding of a new credit facility, the Company recorded an extraordinary loss of $454,000 ($281,000 net of tax) related to unamortized debt origination costs for the fiscal year ended July 3, 1999.

    The Company's Credit Facility with its principal lender provides for revolving lines of credit and secured term loans of up to an aggregate of $75 million, including a $35 million acquisition term loan. As of July 3, 1999, the Company had outstanding indebtedness of $36.2 million under the term loans and $11 million under the revolving lines of credit. Borrowings under this Credit Facility are secured by liens on substantially all of the Company's assets. See
Note 6 of Notes to the Consolidated Financial Statements for certain information regarding the Credit Facility. The new revolving credit facility and term loan provide for borrowings, at the Company's option, at either the bank's prime rate plus a margin of 1.75% or varying rates of LIBOR plus 3.0%. The acquisition term loan provides for borrowings, at the Company's option, at either the bank's prime rate plus a margin of 2.25%, or at varying rates of LIBOR plus 3.5%. The Credit Facility has a five-year term expiring in January 2004.

    This new senior credit facility provides availability for letters of credit up to $10.0 million subject to availability of borrowing capacity under the revolving credit notes. As of July 3, 1999, the Company had $2.0 million of letters of credit outstanding. The new senior credit facility requires the Company to maintain certain financial covenants and requires an annual fee of
 .50% on the unused portion of the revolving credit notes and .75% on the unused portion of the acquisition term loan. As of July 3, 1999, the Company's unused portion of the revolving credit line and acquisition term loan was $7.5 million and $17.8 million, respectively. The Company was in compliance with all required financial covenants at July 3, 1999. This new senior credit facility is secured by substantially all of the assets of the Company's subsidiaries.

     In June 1999, the Company entered into a new senior credit facility with two Netherlands financial institutions ("Senior Dutch Facility") to finance the acquisition of Welna. The new Senior Dutch Facility provides for two term loans for a total facility of Dutch guilders (NLG) 25 million. Term Loan A provides for borrowings of NLG 15 million with quarterly payments of NLG 625,000 beginning October 1, 1999. Term Loan B provides for borrowings of NLG 10 million with principal due at date of maturity (August 1, 2001). As of July 3, 1999, the Company had outstanding indebtedness of NLG 25 million, or approximately $11.7 million. The term loans bear interest at Euribor plus 1.75%. The Senior Dutch Facility requires the Company to maintain certain financial covenants. The facility is secured by substantially all of Welna's assets.

     On July 1, 1999, the Company issued $15 million or $13.3 million net of discount (of which $3,980,000 is to certain directors of the Company and is classified separately as related party subordinated debt on the balance sheet) in senior subordinated notes ("subordinated notes") bearing interest at 12% and maturing in 2006. The subordinated notes were issued with detachable warrants that enable the holder to purchase up to 534,873 common shares at $7.54 per share. The warrants are exercisable immediately and expire in 2006. The warrants or warrant shares also feature a put option that allows the holder to put up to 1/3 of the warrants or warrant shares each year at fair market value beginning in year five and expiring in year ten. The Company has an option to terminate the obligation to repurchase the warrants or warrant shares for a total fee not to exceed $2.46 million. The warrants were recorded at fair value of $1,733,000 based on Black Scholes valuation model, which has been recorded as a liability, and a related discount on the senior subordinated debt was recorded for the same amount. This discount will be amortized over the seven year term of the note as additional interest expense. The liability will be adjusted to the fair value of the warrants in future periods not to exceed $2.46 million. The proceeds from the subordinated debt issuance were used in the funding of the acquisition of Welna.

    The Company assumed $1.0 million in Industrial Revenue Bonds ("IRBs") in connection with its acquisition of the Owens Corning fiberglass composite UST business. The IRBs bear interest at 9.875% per annum, mature in February 2001 and are secured by the Company's Conroe, Texas manufacturing facility. These bonds were repaid during fiscal year 1999.

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

    The Company also assumed approximately $15 million in debt, net of cash acquired, with the acquisition of Welna on July 1, 1999. The debt bears interest at an average of approximately 4.2% and is primarily line of credit facilities with various financial institutions which are due on demand.

    The Company's capital requirements primarily relate to acquisitions of businesses in the critical fluids handling industry. The Company has made cash payments net of cash acquired for acquisitions of approximately $94.4 million in the aggregate since inception in December 1994. The source of this cash primarily has been bank debt along with proceeds from the sale of idle assets and use of net working capital. The Company's acquisition program will require significant additional capital. The Company intends to seek additional capital as necessary to fund such acquisitions through one or more funding sources that may include borrowings under the Credit Facility, or offerings of debt and/or equity securities of the Company. Cash provided by operating activities may also be used to fund a portion of future acquisitions. Although management believes that the Company will be able to obtain sufficient capital to fund acquisitions, there can be no assurances that such capital will be available to the Company at the time it is required or on terms acceptable to the Company.

QUARTERLY RESULTS AND SEASONALITY

    The Company has experienced significant fluctuations in its quarterly results of operations. These fluctuations have been attributable to timing of acquisitions and seasonality. The Company's quarterly operating results are affected by the annual construction season slowdown resulting from winter weather especially in the period December through March. The fiberglass composite UST business is especially impacted during the winter months. The following table represents the Company's selected unaudited quarterly consolidated statements of operations for each quarter in fiscal 1998 and 1999:

                                   Fiscal Year ended June 27, 1998                      Fiscal Year ended July 3, 1999
                        --------------------------------------------------     -------------------------------------------------
                           1st           2nd           3rd          4th          1st          2nd           3rd           4th
                           Qtr.          Qtr.          Qtr.         Qtr.         Qtr.         Qtr.          Qtr.          Qtr.
                        --------       --------      --------     --------     --------     --------      --------      --------
                                                       (In thousands, except per share data)
Net revenues            $ 21,979       $ 24,914      $ 21,587     $ 31,417     $ 35,535     $ 38,353      $ 36,328      $ 38,544
Gross profit               4,830          5,731         4,295        7,768        8,766       10,140         8,661        10,236
Operating income          (1,307)*        1,310           313        2,153        2,577        2,141*        1,596         3,563
  (loss)
Income (loss) before
  extraordinary item      (1,965)           580           135        1,360        1,285          916           476         1,724
Extraordinary item            --            (19)          238           --           --           --          (281)           --
                        --------       --------      --------     --------     --------     --------      --------      --------
Net income (loss)       $ (1,965)      $    561      $    373     $  1,360     $  1,285     $    916      $    195      $  1,724

* Results for the first quarter of fiscal 1998 and the second quarter of fiscal 1999 include non-recurring compensation expenses of $2.3 million and $682,000, respectively. In addition, the Company uses a 52- or 53-week year-end ending on the Saturday closest to June 30. The fiscal year ended July 3, 1999 was a 53-week year.


                                  Fiscal Year ended June 27, 1998                     Fiscal Year ended July 3, 1999
                        ------------------------------------------------     -----------------------------------------------
                           1st          2nd          3rd          4th          1st          2nd          3rd          4th
                           Qtr.         Qtr.         Qtr.         Qtr.         Qtr.         Qtr.         Qtr.         Qtr.
                        --------      --------     --------     --------     --------     --------     --------     --------
                                                      (In thousands, except per share data)
Basic-net income
  (loss) per share
  before extra-
  ordinary item         $  (0.91)     $   0.18     $   0.03     $   0.28     $   0.27     $   0.19     $   0.10     $   0.35
Diluted-net income
  (loss) per share
  before extra-
  ordinary item         $  (0.91)     $   0.17     $   0.03     $   0.28     $   0.27     $   0.19     $   0.10     $   0.35

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

    The Company has completed the assessment of its computer software, hardware and other systems, including embedded technology, relative to year 2000 compliance. The Company's domestic operations have completed the updating of their software and hardware systems to improve the efficiency of their business information systems. The Company's foreign subsidiaries are currently updating their software and hardware in order to improve the timeliness and quality of their business information systems. A byproduct of these improvements includes year 2000 compliance software in certain operating subsidiaries that otherwise are not year 2000 compliant today. Software selection at these subsidiaries has been completed and implementation has begun with anticipated completion ranging from October 1999 to December 1999. With this schedule, the year 2000 issue is not expected to pose significant operational problems for the Company's computer systems. Because conversions for business reasons are leading to year 2000 compliance, the Company does not expect incremental expense for year 2000 compliance.

    The Company has completed its assessment of key vendors, customers and other third parties and based on this assessment, the Company does not anticipate that year 2000 issues will have a material impact on the Company's operations or financial results. With respect to suppliers, the Company relies on several key suppliers for resin and fiberglass used in its operations, and interruptions in these suppliers' operations resulting from year 2000 problems could impact the Company's operations and financial results. However, there are alternative suppliers for these materials, and the Company anticipates that it would be able to obtain sufficient raw materials to continue to conduct its business.

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

EURO CONVERSION

     On January 1, 1999, 11 of the 15 member countries of the European Union adopted the Euro as their common legal currency and established fixed conversion rates between their existing sovereign currencies and the Euro. The Company is currently evaluating issues raised by the introduction and initial implementation of the Euro on January 1, 2002. The Company does not expect costs of system modifications to be material, nor does it expect the introduction and use of the Euro to materially and adversely affect its financial condition or results of operations. The Company will continue to evaluate the impact of the Euro introduction.

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

ITEM 7A.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

    The Company is subject to market risk exposure related to changes in interest rates on its senior domestic and foreign credit facilities, which includes revolving credit notes and term notes. These instruments carry interest at a pre-agreed upon percentage point spread from either the prime interest rate, LIBOR, or Euribor. Under its senior domestic credit facilities, the Company may, at its option, fix the interest rate for certain borrowings based on a spread over LIBOR for 30 days to 6 months. At June 27, 1998 and July 3, 1999, the Company had $28.7 million and $58.9 million, respectively, outstanding under its senior credit facilities. Based on these balances, an immediate change of one percent in the interest rate would cause a change in interest expense of approximately $287,000 and $589,000, or $.05 and $.07, net of tax, per diluted share, respectively, on an annual basis. The Company's objective in maintaining these variable rate borrowings is the flexibility obtained regarding early repayment without penalties and lower overall cost as compared with fixed-rate borrowings.

    The Company also has working capital lines of credit with various financial institutions for several foreign subsidiaries. These lines of credit are denominated in the subsidiary's local currency. The majority of these instruments carry interest at a percentage point spread from certain European interest rates, such as LIBOR, PIBOR and STIBOR. At July 3, 1999, the Company had $16.2 million outstanding under these facilities. Based on this balance, an immediate change of one percent in the interest rate would cause a change in interest expense of approximately $162,000, or $0.02, net of tax, per diluted share, on an annual basis.

    Beginning in fiscal year 2000, the Company, through its subsidiary Welna, will have manufacturing and sales activities in foreign jurisdictions. In 1999, the Company manufactured its products in the United States. With the addition of Welna, the Company will have manufacturing and sales facilities in The Netherlands, Germany, Poland, France and the United Kingdom. In addition, the Company will also have sales activities in Belgium and Thailand. As a result, the Company's financial results could be significantly affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which the Company distributes its products. The Company's operating results are primarily exposed to changes in exchange rates between the Dutch guilder and the Polish Zloty and Swedish Krona (non-Euro countries). When the Dutch guilder strengthens against the Polish Zloty and Swedish Krona, the value of non-functional currency sales decreases. When the Dutch guilder weakens, the function currency amount of sales increases. The Company does not currently hedge its net investment in foreign operations.

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

                                     PART IV


ITEM 14.          EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
                  FORM 8-K

    (a) The following documents are filed as part of this Annual Report or incorporated by reference:

         1.    Financial Statements

               As to financial statements, reference is made to the Index to Financial Statements of this Annual Report.

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

    10.27 Amended and Restated Credit Agreement dated March 23, 1998 among Denali Incorporated, Ershigs Biloxi, Inc., Ershigs,
                   Inc., Fluid Containment, Inc., and SEFCO, Inc., and
                   NationsBank of Texas, N.A., as agent, and the financial institutions named therein (incorporated by reference to the Company's quarterly report on Form 10-Q for the quarterly period ending March 28, 1998 (the "3rd Quarter 1998 10-Q")).

    10.28          Form of Revolving Note of Denali Incorporated pursuant to
                   Amended and Restated Credit Agreement dated March 23, 1998
                   (incorporated by reference to the 3rd Quarter 1998 10-Q).

    10.29          Guaranty dated March 23, 1998 of Denali Incorporated
                   (incorporated by reference to the 3rd Quarter 1998 10-Q).

    10.30          Subsidiary Guaranty dated March 23, 1998 of Containment
                   Solutions, Inc., Denali Management, Inc., Ershigs Biloxi,
                   Inc., Ershigs, Inc., Fluid Containment Property, Inc.,
                   Instrumentation Solutions, Inc., Specialty Solutions, Inc.,
                   Fluid Containment, Inc., SEFCO, Inc. and Hoover Containment,
                   Inc. (incorporated by reference to the 3rd Quarter 1998
                   10-Q).

    10.31          Security Agreement dated March 23, 1998 between Denali
                   Incorporated and NationsBank of Texas, N.A., as agent
                   (incorporated by reference to the 3rd Quarter 1998 10-Q).

    10.32          Security Agreement dated March 23, 1998 among Containment
                   Solutions, Inc., Denali Management, Inc., Ershigs Biloxi,
                   Inc., Ershigs, Inc., Fluid Containment Property, Inc.,
                   Instrumentation Solutions, Inc., Specialty Solutions, Inc.,
                   Fluid Containment, Inc., SEFCO, Inc., Hoover Containment,
                   Inc. and NationsBank of Texas, N.A., as agent (incorporated by reference to the 3rd Quarter 1998 10-Q).

    10.33          Pledge Agreement dated March 23, 1998 between Denali
                   Incorporated and NationsBank of Texas, N.A., as agent
                   (incorporated by reference to the 3rd Quarter 1998 10-Q).

    10.34          Form of Pledge Agreement dated March 23, 1998 between
                   NationsBank of Texas, N.A., as agent, and each of Specialty
                   Solutions, Inc., Fluid Containment, Inc., and Ershigs, Inc.
                   (incorporated by reference to the 3rd Quarter 1998 10-Q).

    10.35 Amendment No. 1 and Consent to the Credit Agreement dated as of June 5, 1998 among Denali Incorporated, Fluid Containment,
                   Inc., Ershigs, Inc., Ershigs Biloxi, Inc., SEFCO, Inc., the
                   Banks party to and defined in the Credit Agreement, and NationsBank, N.A., as agent (incorporated by reference to the Company's annual report on Form 10-K for the fiscal year ending June 27, 1998 (the "1998 10-K"))

    10.36          Assumption and Amendment to Loan Agreement dated as of June
                   5, 1998 among Bank of Oklahoma, N.A., Fibercast Company and
                   Denali Incorporated (incorporated by reference to the 1998
                   10-K)

    10.37          Amendment No. 2 to the Credit Agreement dated as of October
                   29, 1998 among Denali Incorporated, Fluid Containment, Inc.,
                   Ershigs, Inc., Ershigs Biloxi, Inc., SEFCO, Inc., the Banks party to and defined in the Credit Agreement, and NationsBank, N.A., as agent (incorporated by reference to the Company's quarterly report on Form 10-Q for the quarterly period ending September 26, 1998 (the "1st Quarter 1999
                   10-Q"))

    10.38          Guaranty Reaffirmation dated October 29, 1998 of Containment
                   Solutions, Inc., Denali Management, Inc., Ershigs Biloxi,
                   Inc., Ershigs, Inc., Fibercast Company, Fluid Containment
                   Property, Inc., Instrumentation Solutions, Inc., Specialty
                   Solutions, Inc., Fluid Containment, Inc., SEFCO, Inc. and
                   Hoover Containment, Inc. (incorporated by reference to the 1st Quarter 1999 10-Q)

    10.39 Revolving Note dated October 29, 1998 for $26,000,000 payable to NationsBank, N.A. (incorporated by reference to the 1st
                   Quarter 1999 10-Q)

    10.40          Credit Agreement (the "New Credit Agreement") among Denali
                   Incorporated, Canadian Imperial Bank of Commerce, as administrative agent, and ING (U.S.) Capital LLC, as documentation agent, dated as of January 12, 1999
                   (incorporated by reference to the Company's quarterly report on Form 10-Q for the quarterly period ending March 27, 1999
                   (the "3rd Quarter 1999 10-Q))

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

    10.43          Term Note pursuant to the New Credit Agreement between Denali
                   Incorporated and Bank of Oklahoma N.A. dated January 12, 1999
                   (incorporated by reference to the 3rd Quarter 1999 10-Q)

    10.44 Form of Term Note pursuant to the New Credit Agreement between Denali Incorporated and each of Key Corporate Capital
                   Inc., ING (U.S.) Capital LLC, and CIBC Inc. dated January 12,
                   1999 (incorporated by reference to the 3rd Quarter 1999 10-Q)

    10.45 Acquisition Loan Note pursuant to the New Credit Agreement between Denali Incorporated and Bank of Oklahoma N.A. dated
                   January 12, 1999 (incorporated by reference to the 3rd
                   Quarter 1999 10-Q)

    10.46          Form of Acquisition Loan Note pursuant to the New Credit
                   Agreement between Denali Incorporated and each of Key
                   Corporate Capital Inc., ING (U.S.) Capital LLC, and CIBC Inc.
                   dated January 12, 1999 (incorporated by reference to the 3rd
                   Quarter 1999 10-Q)

    10.47 Revolving Credit Note pursuant to the New Credit Agreement between Denali Incorporated and Bank of Oklahoma N.A. dated
                   January 12, 1999 (incorporated by reference to the 3rd
                   Quarter 1999 10-Q)

    10.48          Form of Revolving Credit Note pursuant to the New Credit
                   Agreement between Denali Incorporated and each of Key
                   Corporate Capital Inc., ING (U.S.) Capital LLC, and CIBC Inc.
                   dated January 12, 1999 (incorporated by reference to the 3rd
                   Quarter 1999 10-Q)

    10.49          Pledge Agreement dated January 12, 1999 between Denali
                   Incorporated, Containment Solutions Services, Inc.,
                   Instrumentation Solutions, Inc., Denali Management Inc.,
                   Denali Holdings Management, L.L.C., Denali Operating
                   Management, Ltd., Containment Solutions, Inc., Specialty
                   Solutions, Inc., Ershigs, Inc., SEFCO, Inc., Fibercast
                   Company, Plasti-fab Inc. and Canadian Imperial Bank of
                   Commerce, as administrative agent and issuing lender
                   (incorporated by reference to the 3rd Quarter 1999 10-Q)

    10.50          Security Agreement dated January 12, 1999 between Denali
                   Incorporated, Containment Solutions Services, Inc.,
                   Instrumentation Solutions, Inc., Denali Management Inc.,
                   Denali Holdings Management, L.L.C., Denali Operating
                   Management, Ltd., Containment Solutions, Inc., Specialty
                   Solutions, Inc., Ershigs, Inc., SEFCO, Inc., Fibercast
                   Company, Plasti-fab Inc. and Canadian Imperial Bank of
                   Commerce, as administrative agent and issuing lender
                   (incorporated by reference to the 3rd Quarter 1999 10-Q)

    10.51          Guarantee dated January 12, 1999 between Containment
                   Solutions Services, Inc., Instrumentation Solutions, Inc.,
                   Denali Management Inc., Denali Holdings Management, L.L.C.,
                   Denali Operating Management, Ltd., Containment Solutions,
                   Inc., Specialty Solutions, Inc., Ershigs, Inc., SEFCO, Inc.,
                   Fibercast Company, Plasti-fab Inc. and Canadian Imperial Bank of Commerce, as administrative agent and issuing lender
                   (incorporated by reference to the 3rd Quarter 1999 10-Q)

    10.52 Form of Assignment and Acceptance Agreement pursuant to the New Credit Agreement between Denali Incorporated and Canadian
                   Imperial Bank of Commerce, as administrative agent and each of Key Corporate Capital Inc., ING (U.S.) Capital LLC, and
                   CIBC Inc. dated March 15, 1999 (incorporated by reference to the 3rd Quarter 1999 10-Q)

    10.53          Term Note pursuant to the New Credit Agreement between Denali
                   Incorporated and Southwest Bank of Texas, N.A. dated March
                   15, 1999 (incorporated by reference to the 3rd Quarter 1999
                   10-Q)

    10.54 Form of Term Note pursuant to the New Credit Agreement between Denali Incorporated and each of Key Corporate Capital
                   Inc., ING (U.S.) Capital LLC, and CIBC Inc. dated March 15,
                   1999 (incorporated by reference to the 3rd Quarter 1999 10-Q)

    10.55          Acquisition Note pursuant to the New Credit Agreement between
                   Denali Incorporated and Southwest Bank of Texas, N.A. dated
                   March 15, 1999 (incorporated by reference to the 3rd Quarter
                   1999 10-Q)

    10.56 Form of Acquisition Note pursuant to the New Credit Agreement between Denali Incorporated and each of Key Corporate Capital
                   Inc., ING (U.S.) Capital LLC, and CIBC Inc. dated March 15,
                   1999 (incorporated by reference to the 3rd Quarter 1999 10-Q)

    10.57 Revolving Credit Note pursuant to the New Credit Agreement between Denali Incorporated and Southwest Bank of Texas, N.A.
                   dated March 15, 1999 (incorporated by reference to the 3rd
                   Quarter 1999 10-Q)

    10.58          Form of Revolving Credit Note pursuant to the New Credit
                   Agreement between Denali Incorporated and each of Key
                   Corporate Capital Inc., ING (U.S.) Capital LLC, and CIBC Inc.
                   dated March 15, 1999 (incorporated by reference to the 3rd
                   Quarter 1999 10-Q)

    10.59          Offer Document by Denali Incorporated to shareholders of
                   Welna, N.V. (incorporated by reference to the Company's Form
                   8-K dated July 14, 1999)

    10.60*         Roll-over Loans Facility Agreement between Denali Welna
                   Europe B.V. and ABN AMRO Bank N.V. and ING Bank N.V. dated
                   June 11, 1999 for NLG 25,000,000

    10.61*         Credit Agreement between Welna, N.V., Welna Kunststoffen
                   B.V., B.V. Twentse Kunststoffenindustrie Plasticon, Plasticon
                   Haven B.V., Woodcap B.V., Kialite-Plasticon B.V.,
                   Onroerend-Goed Maatschappij Plasticon B.V., Hanwel B.V.,
                   Plasticon Projects B.V., Welna Handel B.V., Plasticon
                   Heerenveen B.V., B.V. van Delden, Gimex B.V. and ABN AMRO
                   Bank N.V. dated June 11, 1999 for NLG 40,000,000

    10.62*         Working Capital Credit Facility between Welna, N.V., Welna
                   Kunststoffen B.V., B.V. Twentse Kunststoffenindustrie
                   Plasticon, Plasticon Haven B.V., Woodcap B.V.,
                   Kialite-Plasticon B.V., Onroerend-Goed Maatschappij Plasticon
                   B.V., Hanwel B.V., Plasticon Projects B.V., Welna Handel
                   B.V., Plasticon Heerenveen B.V., B.V. van Delden, Gimex B.V.
                   and ING Bank dated June 11, 1999 for NLG 5,000,000

    10.63*         Amendment and Waiver dated June 30, 1999 to the Credit
                   Agreement dated January 12, 1999 among Denali Incorporated and Canadian Imperial Bank of Commerce, as administrative agent for the Lenders and ING (U.S.) Capital LLC, as documentation agent

    10.64* Note and Warrant Purchase Agreement dated as of June 30, 1999 between Denali Incorporated and the Variable Annuity Life
                   Insurance Company, A.G. Investment Advisory Services, Inc.,
                   EMC Equity Fund, L.P., Cockrell Investment Partners, L.P.,
                   Simmons Family Trust, Thomas Dudley Simmons, Jr. Marital
                   Trust, Thomas Dudley Simmons, Jr., Joel V. Staff, Symonds
                   Trust Co., Ltd., Anne Allen Symonds Revocable Trust, William
                   A. Monteleone, Jr., C. Richard Everett, Fred H. Levine and
                   Jay H. Golding Profit Sharing Plan

    10.65*         Form of Common Stock Registration Rights Agreement between
                   Denali Incorporated and the Variable Annuity Life Insurance
                   Company, A.G. Investment Advisory Services, Inc., EMC Equity
                   Fund, L.P., Cockrell Investment Partners, L.P., Simmons
                   Family Trust, Thomas Dudley Simmons, Jr. Marital Trust,
                   Thomas Dudley Simmons, Jr., Joel V. Staff, Symonds Trust Co.,
                   Ltd., Anne Allen Symonds Revocable Trust, William A.
                   Monteleone, Jr., C. Richard Everett, Fred H. Levine and Jay
                   H. Golding Profit Sharing Plan

    10.66* Form of Subscription Agreement between Denali Incorporated and the Variable Annuity Life Insurance Company, A.G.
                   Investment Advisory Services, Inc., EMC Equity Fund, L.P.,
                   Cockrell Investment Partners, L.P., Simmons Family Trust,
                   Thomas Dudley Simmons, Jr. Marital Trust, Thomas Dudley
                   Simmons, Jr., Joel V. Staff, Symonds Trust Co., Ltd., Anne
                   Allen Symonds Revocable Trust, William A. Monteleone, Jr., C.
                   Richard Everett, Fred H. Levine and Jay H. Golding Profit
                   Sharing Plan

    10.67*         Roll-over Loans Facility Agreement, as amended, between
                   Denali International Holdings B.V. and ABN AMRO Bank N.V.
                   and ING Bank N.V. dated July 1999 for NLG 25,000,000

    10.68*         Lease agreement between Steven Jones and Belco Manufacturing
                   Company, Inc. dated January 1, 1998

    10.69*         Amendment to lease agreement between Steven Jones and Belco
                   Manufacturing Company, Inc. dated February 3, 1999

    21.1*          Subsidiaries of the Company.

    23.1*          Consent of Ernst & Young LLP

    23.2*          Consent of Deloitte & Touche

    27.1*          Financial Data Schedule

-------------------------------------------------------------------------------
* Filed herewith

    (b)  Reports on Form 8-K

         The Company filed the following reports on Form 8-K during the fourth quarter of fiscal year 1999:

            Form 8-K/A dated April 19, 1999 with respect to the acquisition of Belco Manufacturing Company, Inc. on February 3, 1999

                               DENALI INCORPORATED
                          INDEX TO FINANCIAL STATEMENTS




Reports of Independent Auditors........................................................................F-1

Consolidated Balance Sheets as of  June 27, 1998 and July 3, 1999......................................F-3

Consolidated Statements of Operations for the Years Ended June 28, 1997, June 27, 1998
    and July 3, 1999...................................................................................F-4
Consolidated Statements of Stockholders' Equity as of June 28, 1997, June 27, 1998
    and July 3, 1999 ..................................................................................F-5
Consolidated Statements of Cash Flows for the Years Ended June 28, 1997, June 27, 1998
    and July 3, 1999 ..................................................................................F-6

Notes to Consolidated Financial Statements.............................................................F-7

                         REPORT OF INDEPENDENT AUDITORS



Board of Directors and Stockholders
Denali Incorporated

We have audited the accompanying consolidated balance sheets of Denali Incorporated and subsidiaries (the "Company") as of June 27, 1998 and July 3, 1999, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the years ended June 28, 1997, June 27, 1998 and July 3, 1999. Our audits also included the consolidated financial statement schedule listed in the index at Item 14(a). These consolidated financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits. We did not audit the consolidated balance sheet of Welna N.V., a majority owned subsidiary acquired on July 1, 1999, which statement reflects total assets of $59,105,000 as of July 3, 1999. That consolidated balance sheet was audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the balance sheet data included for Welna N.V., is based solely on the report of other auditors.

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

In our opinion, based on our audits and, as to the balance sheet at July 3, 1999, the report of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Denali Incorporated and subsidiaries at June 27, 1998 and July 3, 1999, and the consolidated results of its operations and its cash flows for the years ended June 28, 1997, June 27, 1998 and July 3, 1999 in conformity with generally accepted accounting principles. Also in our opinion, the related consolidated financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.






                                                  ERNST & YOUNG LLP



Houston, Texas
August 16, 1999

                         REPORT OF INDEPENDENT AUDITORS



We have audited the accompanying consolidated balance sheet of Welna N.V., Enschede, the Netherlands, as of July 3, 1999. This financial statement is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated balance sheet is free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated balance sheet. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating, the overall balance sheet presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated balance sheet referred to above presents fairly, in all material respects, the financial position of Welna N.V., Enschede, the Netherlands, as of July 3, 1999, in conformity with US generally accepted accounting principles.






                                DELOITTE & TOUCHE




Enschede, Netherlands
August 16, 1999

                               DENALI INCORPORATED
                           CONSOLIDATED BALANCE SHEETS


                                                                                         June 27,         July 3,
                                                                                           1998            1999
                                                                                        ----------      ----------
                                                                                              (In thousands)
        ASSETS
        Current assets:
          Cash ....................................................................     $      175      $    1,824
          Accounts receivable, net of allowances of $907,000 in
              1998 and $1,419,000 in 1999 .........................................         23,465          38,862
          Inventories .............................................................         10,489          26,175
          Prepaid expenses ........................................................          1,152           4,052
          Other receivables .......................................................             --           2,591
          Deferred tax assets .....................................................          1,242           1,135
                                                                                        ----------      ----------
              Total current assets ................................................         36,523          74,639
        Property, plant and equipment, net ........................................         20,270          46,938
        Goodwill, net .............................................................         19,435          50,651
        Other assets ..............................................................          1,758           3,898
        Deferred tax assets .......................................................          1,947              --
        Assets held for sale ......................................................            449             449
                                                                                        ----------      ----------
        Total assets ..............................................................     $   80,382      $  176,575
                                                                                        ==========      ==========

        LIABILITIES AND STOCKHOLDERS' EQUITY
        Current liabilities:
          Accounts payable ........................................................     $   13,140      $   19,047
          Accrued liabilities .....................................................          7,180          15,777
          Lines of credit .........................................................             --          16,217
          Income taxes payable ....................................................            620           1,757
          Current maturities of long-term debt ....................................          1,442           4,030
                                                                                        ----------      ----------
              Total current liabilities ...........................................         22,382          56,828
        Long-term debt, less current maturities ...................................         28,454          68,002
        Related party subordinated debt ...........................................             --           3,980
        Accrued pension costs .....................................................             --           2,109
        Minority interest .........................................................             --           1,571
        Deferred taxes ............................................................             --           1,692
        Other long-term liabilities ...............................................            872           3,824
        Series A Preferred Stock, redeemable at $250 per share, $.01 par value:
          Authorized shares -- 1,004,800
          Issued and outstanding shares -- none at June 27, 1998
             and none at July 3, 1999 .............................................             --              --
        Commitments and contingencies
        Stockholders' equity:
          Common stock, $.01 par value
             Authorized shares -- 30,000,000
             Issued and outstanding shares -- 4,828,743 at June 27,
                1998 and 5,423,215 at July 3, 1999 ................................             48              54
          Additional paid-in capital ..............................................         29,187          34,956
          Retained earnings (deficit) .............................................           (561)          3,559
                                                                                        ----------      ----------
        Total stockholders' equity ................................................         28,674          38,569
                                                                                        ----------      ----------
        Total liabilities and stockholders' equity ................................     $   80,382      $  176,575
                                                                                        ==========      ==========

                             See accompanying notes.

                               DENALI INCORPORATED
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                     Years Ended
                                                                      ------------------------------------------
                                                                       June 28,        June 27,        July 3,
                                                                         1997            1998            1999
                                                                      ----------      ----------      ----------
                                                                       (In thousands, except per share amounts)
         Net revenues ...........................................     $   71,101      $   99,897      $  148,760
         Cost of revenues .......................................         57,268          77,273         110,957
                                                                      ----------      ----------      ----------
         Gross profit ...........................................         13,833          22,624          37,803
         Selling, general, and administrative expenses ..........         11,874          17,843          27,244
         Non-recurring compensation charge ......................             --           2,312             682
                                                                      ----------      ----------      ----------
         Operating income .......................................          1,959           2,469           9,877
         Interest expense .......................................          2,058           1,614           3,199
         Interest income ........................................           (111)           (118)           (124)
         Other income, net ......................................           (598)           (489)           (453)
                                                                      ----------      ----------      ----------
         Income before income taxes .............................            610           1,462           7,255
         Income tax expense .....................................            293           1,352           2,854
                                                                      ----------      ----------      ----------
         Net income before extraordinary item ...................            317             110           4,401
         Extraordinary income (loss) on early extinguishment
           of debt, net of income tax ...........................             --             219            (281)
                                                                      ----------      ----------      ----------
         Net income .............................................            317             329           4,120
         Dividends on Series A Preferred Stock ..................           (120)            (30)             --
                                                                      ----------      ----------      ----------
         Net income attributable to Common Stock ................     $      197      $      299      $    4,120
                                                                      ==========      ==========      ==========

         Net income per common share - basic and diluted:
           Income before extraordinary item .....................     $     0.09      $     0.02      $     0.90
           Extraordinary item ...................................             --            0.06            (.06)
                                                                      ----------      ----------      ----------
           Net income per common share ..........................     $     0.09      $     0.08      $     0.84
                                                                      ==========      ==========      ==========




                             See accompanying notes.

                               DENALI INCORPORATED
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                            Common         Common                      Retained
                                                            Stock          Stock         Paid-In       Earnings
                                                            Shares         Amount        Capital       (Deficit)         Total
                                                          ----------     ----------     ----------     ----------      ----------
                                                                                      (In thousands)
       Balance at June 29, 1996 .....................          2,185     $       22     $      297     $   (1,057)     $     (738)
         Dividends declared .........................             --             --             --           (120)           (120)
         Net income .................................             --             --             --            317             317
                                                          ----------     ----------     ----------     ----------      ----------
       Balance at June 28, 1997 .....................          2,185             22            297           (860)           (541)
         Exchange of employee stock options .........             --             --          2,312             --           2,312
         Issuance of common stock ...................          2,276             23         25,969             --          25,992
         Exercise of employee stock options .........            368              3            609             --             612
         Dividends declared .........................             --             --             --            (30)            (30)
         Net income .................................             --             --             --            329             329
                                                          ----------     ----------     ----------     ----------      ----------
       Balance at June 27, 1998 .....................          4,829     $       48     $   29,187     $     (561)     $   28,674
         Issuance of common stock for
            acquisitions ............................            105              1          1,108             --           1,109
         Issuance of common stock in a private
            placement ...............................            489              5          4,505             --           4,510
         Income tax benefit related to incentive
            stock option plans ......................             --             --            156             --             156

         Net income .................................             --             --             --          4,120           4,120
                                                          ----------     ----------     ----------     ----------      ----------
       Balance at July 3, 1999 ......................          5,423     $       54     $   34,956     $    3,559      $   38,569
                                                          ==========     ==========     ==========     ==========      ==========

                             See accompanying notes.

                               DENALI INCORPORATED
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                   Year Ended
                                                                       ------------------------------------
                                                                       June 28,      June 27,      July 3,
                                                                         1997          1998          1999
                                                                       --------      --------      --------
                                                                                  (In thousands)
         OPERATING ACTIVITIES
         Net income ..............................................     $    317      $    329      $  4,120
         Adjustments to reconcile net income to net cash
           provided by (used in) operating activities:
           Non-recurring compensation expense ....................           --         2,312            --
           Depreciation ..........................................        1,043         1,436         2,535
           Amortization ..........................................          178           256           725
           Provision for losses on accounts receivable ...........          176            93           397
           Deferred tax expense ..................................           25           236           248
           Gain on disposal of property, plant and
              equipment and assets held for sale .................         (447)          (89)          (31)
           Changes in operating assets and liabilities, net of
              effects of acquisitions:
              Accounts receivable ................................       (3,377)          (85)        2,163
              Inventories ........................................        1,238        (1,612)       (4,731)
              Prepaid expenses ...................................          (90)          (92)         (502)
              Other assets and liabilities .......................          (57)         (212)        1,720
              Accounts payable ...................................          886         1,223            39
              Accrued liabilities ................................          264          (652)          159
              Income tax payable .................................          469           711           397
                                                                       --------      --------      --------
         Net cash provided by operating activities ...............          625         3,854         7,239
         INVESTING ACTIVITIES
         Acquisitions net of cash acquired .......................       (4,825)      (29,770)      (48,518)
         Purchases of property, plant and equipment ..............         (600)       (3,071)       (2,886)
         Proceeds from sale of property, plant and equipment
           and assets held for sale ..............................          208           899            77
         Payments on notes receivable ............................           81           816            --
         Purchases of equity securities ..........................         (593)           --            --
         Proceeds from sale of equity securities .................        1,098            --            --
                                                                       --------      --------      --------
         Net cash used in investing activities ...................       (4,631)      (31,126)      (51,327)
         FINANCING ACTIVITIES
         Proceeds from common stock issuance .....................           --        25,992         4,525
         Proceeds from exercise of stock options .................           --           612            --
         Redemption of preferred stock ...........................           --        (1,200)           --
         Dividends paid ..........................................           --          (210)           --
         Net borrowings (repayments) under revolving lines
           of credit .............................................        2,848         8,990        (8,455)
         Proceeds from term notes and long-term debt .............        2,200        10,398        48,949
         Proceeds from subordinated debt .........................           --            --        15,000
         Principal payments on term notes and long-term
           debt ..................................................         (685)      (17,016)      (11,441)
         Debt origination costs ..................................         (151)         (449)       (2,841)
                                                                       --------      --------      --------
         Net cash provided by financing activities ...............        4,212        27,117        45,737
                                                                       --------      --------      --------
         Increase (decrease) in cash .............................          206          (155)        1,649
         Cash at beginning of period .............................          124           330           175
                                                                       --------      --------      --------
         Cash at end of period ...................................     $    330      $    175      $  1,824
                                                                       ========      ========      ========

                             See accompanying notes.

                               DENALI INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JULY 3, 1999


1. THE COMPANY

ORGANIZATION AND BASIS OF PRESENTATION

    Denali Incorporated ("Denali" or the "Company"), a Delaware corporation, was incorporated on December 19, 1994, and through its wholly and majority owned subsidiaries is primarily engaged in the design, manufacture, installation and sale of fiberglass composite underground storage tanks, steel aboveground storage tanks, and engineered fiberglass reinforced plastic products for corrosion resistant applications. During fiscal 1999, the Company's products were primarily marketed in the United States. On July 1, 1999, the Company acquired Welna, N.V. ("Welna"), which is headquartered in The Netherlands. Welna is a provider of engineered fluid handling products to the chemical, petrochemical, pulp and paper, water/wastewater, microelectronics and environmental process industries. Beginning in fiscal 2000, the addition of Welna will expand the Company's products and services globally, primarily to Europe.

    The Company uses a 52- or 53-week year ending on the Saturday closest to June 30. The fiscal year ended July 3, 1999 was a 53-week year.

    Certain prior year amounts have been reclassified to conform to current year presentation.

2. SIGNIFICANT ACCOUNTING POLICIES

CONSOLIDATION

    The Consolidated Financial Statements include the accounts of Denali and its wholly and majority owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

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

                     Buildings and improvements          20 to 30 years
                     Machinery and equipment             3 to 10 years

GOODWILL

    Goodwill represents the excess cost of companies acquired over the fair value of their tangible assets. Goodwill is being amortized on a straight-line basis over 40 years. The carrying value of goodwill is reviewed if the facts and circumstances suggest that it may be impaired. If this review indicates that goodwill will not be recoverable, as determined based on the undiscounted cash flows of the entity acquired over the remaining amortization period, the Company's carrying value of the goodwill will be reduced by the estimated shortfall of the discounted cash flows. The Company also has negative goodwill of approximately $1.1 million resulting from the acquisition of Ershigs in February 1997. The negative goodwill is being amortized primarily over the estimated life of the related assets, which is estimated to be 15 years. Accumulated amortization was $168,000 and $616,000 for the years ended June 27, 1998 and July 3, 1999, respectively. Amortization expense was $42,000, $99,000 and $448,000 for the years ended June 28, 1997, June 27, 1998 and July 3, 1999.

REVENUES FROM LICENSE ARRANGEMENTS

    The Company has certain license agreements whereby it receives royalties equal to the greater of a certain percentage of the licensee's sales for products based on the Company's proprietary technology and processes or a guaranteed amount as specified in the agreements. The agreements expire between 1999 and 2011. The Company recognizes the actual royalties due or the guaranteed amount under these license agreements in the period of the licensee's sales.

REVENUE RECOGNITION

    Revenues from sales of products fabricated at plant locations are recognized using the units-of-delivery method of accounting.

    Revenues from certain long-term construction contracts, usually performed on job sites, are recognized on the percentage-of-completion method. Earned revenue is based on the percentage that incurred costs to date are to total estimated costs after giving effect to the most recent estimates of total cost. The cumulative impact of revisions in total cost estimates during the progress of work is reflected in the period in which these changes become known. Earned revenue reflects the original contract price adjusted for agreed-upon claim and change order revenue, if any.

    Losses expected to be incurred on jobs in process, after consideration of estimated minimum recoveries from claims and change orders, are charged to income as soon as such losses are known. Selling and administrative expenses are charged to income in the period incurred and are not allocated to contracts in progress.

ADVERTISING

    The Company expenses all advertising costs as incurred. Advertising costs incurred were $402,000, $582,000 and $748,000 for the years ended June 28, 1997, June 27, 1998 and July 3, 1999, respectively.

INCOME TAXES

    The Company uses the liability method of accounting for income taxes. Under the liability method, deferred income taxes are determined based on differences between financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates that will be in effect when the differences reverse.

RESEARCH AND DEVELOPMENT COSTS

    The costs of materials and equipment that are acquired for research and development activities, and which have alternative future uses, are capitalized and depreciated over the period of future benefit. All other research and development costs are charged against earnings in the period incurred. Research and development costs expensed were $319,000, $458,000 and $798,000 for the years ended June 28, 1997, June 27, 1998 and July 3, 1999, respectively.

CONCENTRATION OF CREDIT RISK

    Financial instruments that could potentially subject the Company to concentrations of credit risk are accounts receivable. The Company periodically evaluates the creditworthiness of its customers and generally does not require collateral. The Company's customer base consists of major commercial organizations and independent sub-contractors. No customer accounted for 10% or more of revenues for the years ended June 28, 1997, June 27, 1998 and July 3, 1999.

PER SHARE INFORMATION

    The following table sets forth the weighted average shares outstanding for the computation of basic and diluted earnings per share:

                                                                               Years Ended
                                                                    ----------------------------------
                                                                     June 28,     June 27,     July 3,
                                                                      1997         1998         1999
                                                                    --------     --------     --------
                                                                         (Share data in thousands)
           Weighted average common shares outstanding .........        2,185        3,736        4,886
           Dilutive securities - employee stock options and
             warrants .........................................           13          139            2
                                                                    --------     --------     --------
           Weighted average common shares outstanding
             assuming full dilution ...........................        2,198        3,875        4,888
                                                                    ========     ========     ========

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

ACCOUNTING CHANGES

    Effective June 28, 1998, the Company adopted SFAS No. 132, Employers' Disclosures about Pension and Other Postretirement Benefits. This statement standardizes the disclosure requirements for pension and other postretirement benefits. The adoption of SFAS No. 132 did not have an effect on the Company's financial position or results of operations.

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities ("FAS 133"). The Company is required to adopt FAS 133 effective the beginning of fiscal year 2001. The Statement will require the Company to recognize all derivatives on the balance sheet at fair value. The Company does not anticipate that the adoption of this Statement will have a significant effect on its results of operations or financial position.

3.  ACQUISITIONS

    Effective February 28, 1997, the Company acquired all of the issued and outstanding stock of Ershigs, Inc. ("Ershigs"), a manufacturer of fiberglass-reinforced plastic composites for corrosion-resistant applications. The acquisition was accounted for under the purchase method of accounting whereby the assets and liabilities of Ershigs were adjusted to their estimated fair values at the acquisition date, which exceeded the purchase price by approximately $1.3 million. Accordingly, the excess amount was allocated to reduce the basis of property, plant and equipment (except for assets held for sale) with the remaining amount of $1.1 million allocated to negative goodwill. The negative goodwill is being amortized primarily over the estimated life of the related deferred tax assets, which is estimated to be 15 years.

    Effective October 1997, the Company acquired all of the issued and outstanding stock of SEFCO, Inc. ("SEFCO"), a manufacturer of engineered field-erected steel tanks and accessories for use in the municipal, agrochemical and petroleum industries. Effective October 1997, the Company acquired all of the issued and outstanding stock of GL&V/LaValley Construction, Inc. ("LaValley"), a manufacturer and installer of fiberglass-reinforced plastic products. Effective May 1998, the Company purchased all of the issued and outstanding stock of CC&E/RPS, Inc. ("CC&E"), a leading North American field constructor of fiberglass-reinforced plastic products. Effective June 1998, the Company acquired 100% of the issued and outstanding stock of Fibercast Company ("Fibercast"), a leading manufacturer of fiberglass-reinforced plastic piping systems specializing in highly corrosive environments.

    In connection with the fiscal 1998 acquisitions, the Company acquired net assets of $9.8 million in exchange for $28.5 million in cash, which is net of $700,000 cash acquired, and incurred approximately $450,000 in acquisition costs resulting in the recording of goodwill of approximately $19 million. The Company also paid down $1.1 million of bank and seller debt and assumed $3.5 million of bank debt in connection with the Fibercast acquisition. During fiscal 1999, the seller in the CC&E acquisition received contingent payments of $202,000 based on an increase in the level of bookings, which was recorded as an increase to goodwill. In addition, approximately $919,000 of purchase price adjustments were recorded, resulting in an increase to goodwill.

    Effective November 23, 1998, the Company acquired all of the issued and outstanding stock of Plasti-fab, Inc. ("Plasti-fab"), a manufacturer of FRP gates, metered manholes and flumes for use in the waste/wastewater industries. Effective February 3, 1999, the Company acquired all of the outstanding stock of Belco Manufacturing Company, Inc. and certain assets and assumed certain liabilities of S. Jones Limited Partnership (collectively "Belco"). Belco manufactures FRP tanks, ducting, piping, scrubbers and dampers primarily for the industrial water/wastewater industries.

    Effective July 1, 1999, the Company completed its tender offer for the publicly held shares of Welna N.V. ("Welna"), a Dutch company listed on the Official Market of the Amsterdam Stock Exchange. Denali purchased 99.8% of the outstanding stock of Welna. The consolidated balance sheet includes the effect of the acquisition of Welna, however, there was no effect on the income statement in fiscal year 1999. The consolidated balance sheet includes minority interest, which represents minority ownership in certain Welna subsidiaries.

    Welna currently operates through two major divisions. Welna Synthetics designs, manufactures and installs all forms of FRP pipe systems, vessels and other related equipment requiring high levels of corrosion resistance. Welna Trade is a distribution operation that specializes in high quality products and engineered systems for power generation, water treatment and paper and chemical processing industries. Welna markets its products through its subsidiaries in The Netherlands, Germany, United Kingdom, Belgium, Sweden, France, Poland and Thailand.

    In connection with the fiscal 1999 acquisitions, the company acquired net assets of $37.6 million in exchange for $47.2 million in cash, which is net of $2.6 million cash acquired, and incurred approximately $2.1 million in acquisition costs resulting in the recording of goodwill of approximately $30.2 million. The allocation of the purchase price to assets and liabilities acquired for the acquisitions are based on preliminary estimates of fair market value. Upon determination of the fair market value of the purchased assets and liabilities, the purchase price allocation may be adjusted. The Company issued 594,189 common shares for the fiscal 1999 acquisitions valued at $5.6 million. The Company also assumed approximately $15 million of bank debt, net of cash acquired, in connection with the Welna acquisition.

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

                                                                        June 27,        July 3,
                                                                         1998            1999
                                                                      ----------      ----------
                                                                 (In thousands except per share data)
       Net revenues .............................................     $  206,623      $  222,422
       Net income (loss) before extraordinary item ..............         (1,319)          1,746
       Net income (loss) ........................................         (1,100)          1,465
       Net income (loss) per common share - basic and diluted ...          (0.26)           0.26

ASSETS HELD FOR SALE

    Assets held for sale are recorded on the balance sheet at amounts equal to estimated net realizable values adjusted for anticipated earnings or losses, interest and other carrying costs until sale.

    Assets held for sale of $3.6 million were identified in December 1994, the date of acquisition of the tank group from Owens Corning, consisting primarily of two manufacturing facilities and related manufacturing equipment. The two manufacturing facilities were closed in early 1995 and had insignificant operations after the date of acquisition. One manufacturing facility was sold in December 1995 at its previously recorded net realizable value. The other manufacturing facility was sold in June 1996, with the Company recognizing a loss of $208,000 due to a decline in the market value of the property during 1996. Certain of the manufacturing equipment was sold during the year ended June 28, 1997 under licensing arrangements with the Company recognizing a gain on the sale of the equipment of $312,000. During fiscal year 1998, manufacturing equipment with a book value of $250,000 was sold through an international joint venture with the Company recognizing a gain of $107,000. These transactions have been recorded as other income, net on the consolidated statement of operations. At July 3, 1999, the remaining assets held for sale of $449,000 consist of certain manufacturing equipment which the Company primarily expects to sell under similar license arrangements or through an international joint venture.

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

4. INVENTORIES

    Inventories consisted of the following:

                                                                    June 27,           July 3,
                                                                      1998              1999
                                                                    --------          --------
                                                                          (In thousands)
                Finished goods..........................            $  4,748          $ 10,546
                Raw materials...........................               4,289             8,672
                Work in process.........................               1,452             6,957
                                                                    --------          --------
                                                                    $ 10,489          $ 26,175
                                                                    ========          ========

5. PROPERTY, PLANT AND EQUIPMENT

    Property, plant and equipment consisted of the following:

                                                                    June 27,           July 3,
                                                                      1998              1999
                                                                    --------          --------
                                                                          (In thousands)
                 Land......................................         $  2,110          $  6,678
                 Buildings and improvements................            6,966            22,198
                 Machinery and equipment...................           14,024            22,603
                 Construction in progress..................              769             1,330
                                                                    --------          --------
                                                                      23,869            52,809
                 Less accumulated depreciation.............           (3,599)           (5,871)
                                                                    --------          --------
                 Property, plant and equipment, net........         $ 20,270          $ 46,938
                                                                    ========          ========

6. LONG-TERM DEBT

    Long-term debt is summarized below:

                                                                                                  June            July
                                                                                                   27,             3,
                                                                                                  1998            1999
                                                                                                --------        --------
                                                                                                    (In thousands)
      Revolving credit note with a financial institution, interest payable monthly at 30-day LIBOR plus 2.5% (8.16% at June 27, 1998), due October 31,
        2002, secured by substantially all assets of the Company's subsidiaries ..              $ 19,400         $    --

      Revolving credit note with a financial institution, interest payable quarterly at prime (8.5% at June 27, 1998), due October 31, 2002,
        secured by substantially all assets of the Company's subsidiaries ........                    55              --

      Term note with a financial institution, due in monthly installments of
        $51,816, plus interest at 30-day LIBOR plus 2.5% (8.16% at June 27,
        1998) through October 24, 2002, with remaining balance of $3,079 due
        October 24, 2002, secured by substantially all assets of the
        Company's subsidiaries ...................................................                 5,785              --

      Term note with a financial institution, due in monthly installments of
        $58,500, plus interest at prime plus 0.5% beginning August 1, 1998 (9.0%
        at June 27, 1998) through February 7, 2001, secured by property,
        plant and equipment of Fibercast .........................................                 3,500              --

      Term note with a seller, due in monthly installments of $5,591, including interest at 8%, through January 16, 2001, secured by all assets of
        purchased facility .......................................................                   156              --

      Industrial Revenue Bonds with Montgomery County Industrial Development
        Corporation, interest payable semiannually on February 1 and August 1 at
        9.875%, principal due February 1, 2001, secured by FCI's Conroe, Texas,
        manufacturing facility ...................................................                 1,000              --

      Term note with a financial institution, due in quarterly installments of
        $500,000 the first year, $750,000 the second year, $1.0 million the third year; $1.25 million the fourth year and $1.5 million the fifth year, plus interest at LIBOR plus 3.0% (8.33% at July 3, 1999) through
        2004, secured by substantially all assets of the Company's subsidiaries ..                    --          19,000

      Acquisition note with a financial institution, due in quarterly payments starting September 30, 2000, with payments 1-6 equal to 5% of outstanding principal amount; payments 7-10 equal to 7.5% and payments
        11-14 equal to 10%, interest payable at LIBOR plus 3.5%
        (8.49% at July 3, 1999), secured by substantially all assets of the
        Company's subsidiaries ...................................................                    --          17,200

      Revolving credit note with a financial institution, interest payable monthly at LIBOR plus 3.0% (8.0% at July 3, 1999), principal due
        December 31, 2003,  secured by substantially all assets of the
        Company's subsidiaries ...................................................                    --           9,500

      Revolving credit note with a financial institution, interest payable monthly at prime plus 1.75% (9.75% at July 3, 1999), principal due
        December 31, 2003,  secured by substantially all assets of the
        Company subsidiaries......................................................                    --           1,500

      Senior subordinated notes, interest paid  quarterly at 12%, principal due
        July 1, 2006 .............................................................                    --          15,000

      Term loan with a financial institution, interest payable quarterly at
        Euribor plus 1.75% (4.389% at July 3, 1999) through August 2005, principal due in quarterly payments of NLG 625,000 beginning on October
        1, 1999 secured by Welna's assets ........................................                    --           7,049

      Term loan with a financial institution, interest payable quarterly at
        Euribor plus 1.75% (4.389% at July 3, 1999), principal due August 1,
        2001 secured by Welna's assets ...........................................                    --           4,700

      Various unsecured term notes with financial institutions, interest payable quarterly ranging from 5.5% to 8.5% with principal due between 2001
        and 2003 .................................................................                    --           3,796
                                                                                                --------        --------

      Subtotal ...................................................................                29,896          77,745

      Less current maturities ....................................................                 1,442           4,030

      Less discount on senior subordinated notes .................................                    --           1,733
                                                                                                --------        --------

      Long-term debt due after one year ..........................................              $ 28,454        $ 71,982
                                                                                                ========        ========


         On January 12, 1999, the Company entered into a new senior credit facility with a group of lenders to refinance its revolving and term credit arrangements, as amended, to provide working capital and an acquisition line of credit. This new senior credit facility provides for a maximum of $20.0 million in revolving credit facility due in January 2004, and a term loan up to $20.0 million with equal quarterly payments plus interest of $500,000 the first year, $750,000 the second year, $1.0 million the third year, $1.25 million the fourth year, and $1.5 million the fifth year. The credit facility also provides for up to a $35.0 million acquisition term loan with the first principal installment due 21 months following the closing of the credit facility. As of July 3, 1999, the Company had outstanding indebtedness of $19.0 million under the term loan, $11.0 million under the revolving lines of credit and $17.2 million under the acquisition term loan. The new revolving credit notes and term loans provide for borrowings, at the Company's option, at either the lender's prime rate plus a margin of 1.75% or varying rates of LIBOR plus 3.0%. The acquisition term loans provide for borrowing, at the Company's option, at either the lender's prime rate plus a margin of 2.25% or at varying rates of LIBOR plus 3.5%.

     This new senior credit facility provides availability for letters of credit up to $10.0 million subject to availability of borrowing capacity under the revolving credit notes. As of July 3, 1999, the Company had $2.0 million of letters of credit outstanding. The new senior credit facility requires the Company to maintain certain financial covenants and requires an annual fee of
 .50% on the unused portion of the revolving credit notes and .75% on the unused portion of the acquisition term loan. As of July 3, 1999, the Company's unused portion of the revolving credit line and acquisition term loan was $7.5 million and $17.8 million, respectively. The Company was in compliance with all required financial covenants at July 3, 1999. This new senior credit facility is secured by substantially all of the assets of the Company's subsidiaries.

     In June 1999, the Company entered into a new senior credit facility ("Senior Dutch Facility") with two Netherland financial institutions to finance the acquisition of Welna. The new Senior Dutch Facility provides for two term loans for a total facility of Dutch guilders (NLG) 25 million. Term Loan A provides for borrowings of NLG 15 million with quarterly payments of NLG 625,000 beginning October 1, 1999. Term Loan B provides for borrowings of NLG 10 million with principal due at date of maturity (August 1, 2001). As of July 3, 1999, the Company had outstanding indebtedness of NLG 25 million, or approximately $11.7 million. The term loans bear interest at Euribor plus 1.75%. The Senior Dutch Facility requires the Company to maintain certain financial covenants. The facility is secured by substantially all of Welna's assets.

    The Company assumed $1.0 million in Industrial Revenue Bonds ("IRBs") in connection with its acquisition of the Owens Corning fiberglass composite UST business in December 1994. In addition, the Company assumed $3.5 million of term debt with a financial institution in connection with its acquisition of Fibercast in June 1998. During the current fiscal year, the Company repaid both notes.

     Also, in connection with the extinguishment of its old revolving and term credit arrangements upon funding of the new senior credit facility in January 1999, the Company recorded an extraordinary charge of $454,000 ($281,000 net of tax) related to unamortized debt origination costs.

     On July 1, 1999, the Company issued $15 million or $13.3 million net of discount (of which $3,980,000 is to certain directors of the Company and is classified separately as related party subordinated debt on the balance sheet) in senior subordinated notes ("subordinated notes") bearing interest at 12% and maturing in 2006. The subordinated notes were issued with detachable warrants that enable the holder to purchase up to 534,873 common shares at $7.54 per share. The warrants are exercisable immediately and expire in 2006. The warrants or warrant shares also feature a put option that allows the holder to put up to 1/3 of the warrants or warrant shares each year at fair market value beginning in year five and expiring in year ten. The Company has an option to terminate the obligation to repurchase the warrants or warrant shares for a total fee not to exceed $2.46 million. The warrants were recorded at fair value of $1,733,000 based on Black Scholes valuation model, which has been recorded as a liability, and a related discount on the senior subordinated debt was recorded for the same amount. This discount will be amortized over the seven year term of the note as additional interest expense. The liability will be adjusted to the fair value of the warrants in future periods not to exceed $2.46 million. The proceeds from the subordinated debt issuance were used in the funding of the acquisition of Welna.

     In the prior fiscal year, in connection with the extinguishment of a prior revolving and term credit arrangement in October 1997, the Company paid prepayment penalties of $323,000 and charged to expense unamortized debt origination costs of $299,000. In addition, the Company realized gains of $591,000 and $384,000 in November 1997 and March 1998, respectively, from the prepayment of a seller note. As a result of these transactions, the Company incurred a net extraordinary gain of $353,000 ($219,000 net of tax) for the fiscal year ended June 27, 1998.

     Scheduled maturities of long-term debt at July 3, 1999 are as follows (in thousands):

                   Fiscal year:
                   2000................       $    4,030
                   2001................            9,030
                   2002................            9,961
                   2003................           12,681
                   2004................           42,043
                                              ----------
                             Total            $   77,745
                                              ==========

    The Company paid interest on its long-term debt of $1,181,000, $1,662,000 and $3,118,000 during the years ended June 28, 1997, June 27, 1998 and July 3, 1999, respectively.

7.  LINES OF CREDIT

    In June 1999, the Company entered into a credit facility that provides short-term borrowings for certain subsidiaries of Welna. The credit facility provides for a maximum working capital line of credit of NLG 25 million, a term loan of NLG 2.5 million and an acquisition line of NLG 12.5 million, for a total facility of NLG 40 million. The facility bears interest quarterly at Euribor plus .75% (3.389% at July 3, 1999). The Company has approximately NLG 25.4 million, or $11.8 million, outstanding under this facility at July 3, 1999. The amount available under these facilities is approximately $6.8 million.

    The Company also has separate working capital facilities for their subsidiaries in Germany, Poland and France. These facilities provide for borrowings up to DM 14.75 million, SEK 3.5 million, and FFR 2.25 million. These facilities bear interest at various fixed and variable interest rates, ranging from approximately 4.5% to 10.75% at July 3, 1999. As of July 3, 1999, the Company has approximately $4.4 million outstanding under these facilities. The unused portion of these facilities is approximately $4.6 million. These facilities are due on demand.

8. COMMITMENTS AND CONTINGENCIES

    The Company utilizes fiberglass, resin and steel as the primary raw materials in its production processes. Fiberglass is occasionally in short supply and subject to price fluctuations in response to market demands. The Company entered into a supply agreement with a major supplier, which requires two of the Company's subsidiaries, Fluid Containment and Ershigs, to purchase at least 90% of their fiberglass requirements from the supplier. The contract expires on December 31, 1998. Effective January 1, 1999, the contract was modified to obtain more favorable pricing levels based on certain minimum volume purchases for the calendar years ended December 31, 1999 and 2000. In addition, the Company continues to negotiate with other vendors to ensure a continued supply of fiberglass to meet the Company's production needs. The Company is also a significant purchaser of resin and steel. The Company does not depend upon any single supplier or source for steel or resin requirements.

    The Company has not encountered any significant difficulty to date in obtaining raw materials in sufficient quantities to support its operations at current or expected near-term future levels. However, any disruption in raw material supply or abrupt increases in raw material prices could have an adverse effect on the Company's operations.

    The Company and its subsidiaries are, from time to time, subject to various lawsuits and claims and other actions arising out of the normal course of business. The Company is also subject to contingencies pursuant to environmental laws and regulations that in the future may require the Company to take action to correct the effects on the environment of prior manufacturing and waste disposal practices. Accrued environmental liabilities at July 3, 1999 were $520,000 and, in management's opinion, such accruals are appropriate based on existing facts and circumstances. Under more adverse circumstances, however, this potential liability could be higher. Current year expenditures were not material.

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

9. LEASES

    The Company leases certain manufacturing facilities, machinery and equipment, and office space under operating leases. Future minimum payments on operating leases are as follows (in thousands):

                           Fiscal year:
                           2000....................     $1,721
                           2001....................      1,621
                           2002....................      1,534
                           2003....................      1,219
                           2004 and thereafter.....      1,179
                                                      --------

                                     Total.........   $  7,274
                                                      ========

    Total rental expense was $1,028,000, $1,204,000 and $1,570,000 for the years ended June 28, 1997, June 27, 1998 and July 3, 1999, respectively.

10. INCOME TAXES

    Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows:


                                                                       June 27,         July 3,
                                                                         1998            1999
                                                                      ----------      ----------
                                                                            (In thousands)
       Deferred tax assets:
         Tax over financial reporting basis of net book value
            of property, plant and equipment ....................     $      564      $    1,672
         Expenses accrued for financial reporting not yet
            deductible for tax ..................................          1,775           2,364
         Net operating loss and other carryforwards .............          1,718           2,143
         Other ..................................................            219             206
                                                                      ----------      ----------
       Total deferred tax assets ................................          4,276           6,385

       Deferred tax liabilities:
         Book over tax basis of net book value of property,
           plant and equipment ..................................             --           5,081
         Expenses deducted for tax, but not accrued for
           book .................................................             --             552
         Financial reporting over tax basis of goodwill .........            310              94
         Other ..................................................             93             237
                                                                      ----------      ----------
       Total deferred tax liabilities ...........................            403           5,964
                                                                      ----------      ----------
       Valuation allowance ......................................           (684)           (978)
                                                                      ----------      ----------
       Net deferred tax assets (liabilities) ....................     $    3,189      $     (557)
                                                                      ==========      ==========

    The Company has net operating loss carryforwards of approximately $7.9 million that expire through 2017 that are available to offset future taxable income of certain acquired subsidiaries. These carryforwards are subject to certain limitations that would limit the carryforwards to approximately $5.4 million. The July 3, 1999 valuation allowance primarily represents net operating loss carryforwards acquired in May 1998 as a result of the CC&E acquisition, the future realization of which is uncertain. Any benefits that are ultimately realized will be recorded as a reduction of goodwill.

    The components of income tax expense are as follows:

                                                         June 28,        June 27,        July 3,
                                                          1997            1998            1999
                                                       ----------      ----------      ----------
                                                                    (In thousands)
        Current income tax expense:
          Federal ................................     $      231      $    1,025      $    2,378
          State ..................................             38              91             228
                                                       ----------      ----------      ----------
        Total current income tax expense .........            269           1,116           2,606
                                                       ----------      ----------      ----------
        Deferred income tax expense (benefit):
          Federal ................................             (3)            338             222
          State ..................................             27            (102)             26
                                                       ----------      ----------      ----------
        Total deferred income tax expense ........             24             236             248
                                                       ----------      ----------      ----------
        Total income tax expense .................     $      293      $    1,352      $    2,854
                                                       ==========      ==========      ==========

    The reconciliation of income tax expense computed at U.S. federal statutory tax rates to the reported tax expense is as follows:

                                                          June 28,        June 27,        July 3,
                                                            1997           1998            1999
                                                         ----------     ----------      ----------
                                                                      (In thousands)
       Expected income tax expense at 34% ..........     $      207     $      497      $    2,467
       State income taxes, net of federal benefit ..             48            116             254
       Non-recurring compensation charge ...........             --            786              --
       Other, net ..................................             38            (47)            133
                                                         ----------     ----------      ----------
       Reported total income tax expense ...........     $      293     $    1,352      $    2,854
                                                         ==========     ==========      ==========

    The Company paid $236,000, $723,000 and $2,175,000 of income taxes during the years ended June 28, 1997, June 27, 1998 and July 3, 1999, respectively.

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

    During 1999, the Company received proceeds of $4.5 million from the issuance of 489,189 common shares in a private placement. The proceeds were used to fund the acquisition of Welna.

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

    In November 1997, the Company awarded options to acquire 171,030 shares of the Company's common stock. An additional option for 7,700 shares was granted in December 1997. The remaining 184,143 shares were granted during fiscal year 1999. Options for 142,113 shares vest 40% immediately and the remainder over a four-year period. The remaining options for 220,760 shares vest ratably over four years. All of the options were granted at fair market value. At July 3, 1999, all options available under the 1997 plan have been granted.

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

    A summary of Denali's stock option activity and related information for the years ended June 28, 1997, June 27, 1998 and July 3, 1999 follows:

                          Fiscal Year    Weighted         Fiscal Year      Weighted     Fiscal Year     Weighted
                             1997        Average             1998          Average         1999          Average
                           Options    Exercise Price       Options      Exercise Price   Options      Exercise Price
                          ---------   --------------       -------      --------------   -------      --------------
Outstanding-beginning
  of year                   113,190           2.22          113,190          2.22         178,730           12.99
     Granted                     --             --          433,373          6.19         184,143            9.95
     Exercised                   --             --         (367,833)         1.67              --             --
                          ---------          -----        ---------          ----        --------        -------
Outstanding-end of
  year                      113,190           2.22          178,730         12.99         362,873           11.45
Exercisable-end of
  year                      113,190           2.22           56,845         13.00          87,316           13.00
Weighted average
  grant date fair
  value per option        $      -0-                      $    6.94                      $   5.85

    All options have five year terms and are exercisable based on four year vesting terms. Exercise price per share for options outstanding at July 3, 1999 ranges from $8.56 - $14.50 and the average remaining contractual life was 3.5 years.

    Pro forma information regarding net income and earnings per share is required by FASB Statement No. 123, Accounting for Stock-Based Compensation ("FAS 123"), which also requires that the information be determined as if the Company had accounted for its employee stock options granted subsequent to July 1, 1995 under the fair value method of FAS 123. The fair value for options granted prior to June 28, 1997 was estimated at the date of grant using a minimum value option pricing model. The fair value of options granted subsequent to June 28, 1997 was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions for June 27, 1998 and July 3, 1999, respectively: risk-free interest rate of 5.3% and 5.6%, a dividend yield of 0%, volatility factors of the expected market price of the Company's common stock of 26% and 74% and a weighted average expected life of the option of four years.

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

    For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information, as if the Company had accounted for its employee stock options granted subsequent to July 1, 1995 under the fair value method prescribed by FAS No. 123, follows:

                                                                              Fiscal Year
                                                              ------------------------------------------
                                                                 1997             1998             1999
                                                              ---------         --------         -------
    Pro forma net income (in thousands)..............         $    317          $     43         $  3,642
    Pro forma earnings per share - basic and
        diluted......................................         $  0.090          $  0.003         $  0.750

13. GAIN SHARING PLAN

    The Company has a gain sharing plan that covers all employees of the Company who have satisfied minimum employment standards. For the years ended June 28, 1997, June 27, 1998 and July 3, 1999, the Company made a gain sharing contribution equally to all eligible employees totaling $144,000, $347,000 and $762,000, respectively. Distributions are currently based on 5% of quarterly operating earnings.

14. RETIREMENT PLANS

    During fiscal year 1995, the Company adopted a defined-contribution retirement plan, Fluid Containment 401(k) Retirement Plan (the "Plan"), that covers all eligible employees of the Company. Effective July 1, 1997, the Plan was amended to include all eligible employees of Ershigs. Effective January 1, 1998, the Plan was amended to include all eligible employees of Ershigs Biloxi and SEFCO. Effective January 1, 1999, the Plan was amended to include all eligible employees of Fibercast and Plasti-fab. The Plan allows employees to defer up to 15% of their compensation, with the Company matching 50% of the first 6% of the participant's contribution. Participants are immediately and fully vested in employer contributions. The Company's matching contribution was $277,000, $444,000 and $640,000 for the years ended June 28, 1997, June 27, 1998 and July 3, 1999, respectively.

15.  PENSION PLANS

     The Company, through its Welna subsidiary, sponsors pension plans that cover the majority of the employees of Welna. Generally, these plans provide defined pension benefits based on years of service and final average pay. Pension plan assets are invested primarily in government securities. Due to the fact that all the pension plans relate to Welna, the plans had no effect on current year results and thus, all disclosures relating to the income statement have been omitted. The following aggregate pension plan items are included in the July 3, 1999 consolidated balance sheet (in thousands):

     Pension obligation                                     $     8,770
     Fair value of plan assets                                   (8,123)
                                                            -----------
     Obligation greater than assets                                 647
     Obligation for early retirement - unfunded                   1,462
                                                            -----------
     Net liability recorded in the consolidated
       balance sheet                                        $     2,109
                                                            ===========
     Assumptions as of July 3, 1999:

     Discount rate                                                    5%
     Expected return on plan assets                                   6%
     Rate of compensation increase                                  3-5%

16. SEASONALITY AND INFLATION

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

17. SEGMENT DATA

    The Company has adopted Statement of Financial Accounting Standards No. 131
- "Disclosures About Segments of an Enterprise and Related Information" that requires disclosure of financial and descriptive information about the Company's reportable operating segments. The operating segments presented are the segments of the Company for which separate financial information is available and operating performance is evaluated regularly by senior management in deciding how to allocate resources and in assessing performance. The Company evaluates the performance of its operating segments based on revenues and operating income.

    The accounting policies of the segments are the same as those described in
Note 2 - 'Significant Accounting Policies'. All intersegment net revenues and expenses are immaterial and have been eliminated in computing net revenues and operating income.

    The Company operates in two industry segments: Containment Solutions and Specialty Solutions. The Containment Solutions segment specializes in the manufacture of fiberglass underground storage tanks and steel reinforced aboveground storage tanks for fluids handling. The Specialty Solutions segment provides engineered solutions for the containment of fluids, specializes in fiberglass reinforced plastic products for corrosion resistant applications and engineered metal products for the municipal and industrial markets. For fiscal 1999, except for certain revenues with respect to license agreements with manufacturers located outside of the United States, which revenues are not material as considered in relation to the Company's total net revenues, the Company operates in only one geographic segment, the United States. Beginning in fiscal year 2000, the Company, through its Welna subsidiary, will have global operations, with a primary concentration in Europe. Welna is reported as an additional segment for segment reporting. In the current year, Welna is included in the presentation of the required asset information as Welna's assets and liabilities are included in the July 3, 1999 consolidated balance sheet. The following is a summary of the industry segment data for the years ended June 28, 1997, June 27, 1998 and July 3, 1999:

                                                                                                           Depreciation
                                                   Net         Operating        Total         Capital          and
                                                Revenues        Income          Assets      Expenditures   Amortization
                                               ----------     ----------      ----------    ------------   ------------
                                                                            (In thousands)
    Year ended June 28, 1997:

    Containment Solutions ................     $   64,817     $    2,080      $   29,934     $      523     $    1,199
    Specialty Solutions ..................          6,284             81           9,791             33             13
    Corporate ............................             --           (202)          1,359             44              9
                                               ----------     ----------      ----------     ----------     ----------
    Consolidated .........................     $   71,101     $    1,959      $   41,084     $      600     $    1,221
                                               ==========     ==========      ==========     ==========     ==========

    Year ended June 27, 1998:

    Containment Solutions ................     $   71,487     $    3,822      $   33,564     $    2,108     $    1,257
    Specialty Solutions ..................         28,410          2,596          45,838            785            412
    Corporate ............................             --         (1,637)            980            178             23
    Non-recurring compensation charge ....             --         (2,312)             --             --             --
                                               ==========     ==========      ==========     ==========     ==========
    Consolidated .........................     $   99,897     $    2,469      $   80,382     $    3,071     $    1,692
                                               ==========     ==========      ==========     ==========     ==========

    Year ended July 3, 1999:

    Containment Solutions ................     $   93,791     $    9,131      $   37,420     $    1,526     $    1,486
    Specialty Solutions ..................         54,969          3,527          57,069          1,282          1,621
    Welna ................................             --             --          80,586             --             --
    Corporate ............................             --         (2,099)          1,500             78            153
    Non-recurring compensation charge ....             --           (682)             --             --             --
                                               ----------     ----------      ----------     ----------     ----------
    Consolidated .........................     $  148,760     $    9,877      $  176,575     $    2,886     $    3,260
                                               ==========     ==========      ==========     ==========     ==========

    Operating income reconciles to income before income taxes as shown on the consolidated statements of operations as follows (in thousands):

                                        June 28,        June 27,         July 3,
                                          1997            1998            1999
                                       ----------      ----------      ----------
Total segment operating income         $    1,959      $    2,469      $    9,877
Interest expense                            2,058           1,614           3,199
Interest income                              (111)           (118)           (124)
Other income, net                            (598)           (489)           (453)
                                       ----------      ----------      ----------
Income before income taxes             $      610      $    1,462      $    7,255
                                       ==========      ==========      ==========


    As noted above, for fiscal 1999 and prior, revenues were generated primarily in the United States and thus no geographic disclosures are necessary. Due to the acquisition of Welna on July 1, 1999, geographic information for long-lived assets is presented below (in thousands):

                                                                    Long-lived assets(1) at:
                                                            ---------------------------------------
                                                               June 27,                  July 3,
                                                                 1998                      1999
                                                            -------------             -------------
    United States                                           $      20,270             $      22,133
    International - Total                                                             $      24,805
      Significant countries included above:
        The Netherlands                                                               $      13,500
        Poland                                                                                2,826
        Germany                                                                               3,419
        United Kingdom                                                                        1,955
        France                                                                                2,845

    (1) Long-lived assets include property, plant and equipment, net of accumulated depreciation.

18.  SUBSEQUENT EVENTS (Unaudited)

     On September 3, 1999, the Company acquired 67.5% of the issued and outstanding stock of Manantial Chile S.A., a company that designs, equips, installs and commissions industrial and municipal water and wastewater treatment plants and systems for approximately $1.1 million in cash and 27,139 shares of common stock valued at $213,000.

     In addition, on September 1, 1999, the Company signed a letter of intent to acquire all of the issued and outstanding stock of HP Valves, a valve manufacturer located in Oldenzaal, The Netherlands.

                                   SIGNATURES


    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 14th day of September, 1999.

                                                     DENALI INCORPORATED
                                                     (Registrant)

By:  /s/ R. KEVIN ANDREWS                            R. Kevin Andrews
    ---------------------------------------          Chief Financial Officer
                                                            (Principal Financial Officer and
                                                             Principal Accounting Officer)

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated and on the 14th day of September, 1999:

                  SIGNATURE                                 TITLE
                  ---------                                 -----
        /s/   RICHARD W. VOLK                               Chairman of the Board
      -------------------------------------
             (Richard W. Volk)

        /s/   EDWARD DE BOER                                Director, President and Chief Executive Officer
      -------------------------------------                     (Principal Executive Officer)
             (Edward de Boer)

        /s/   R. KEVIN ANDREWS                              Chief Financial Officer
      -------------------------------------                     (Principal Financial Officer and
             (R. Kevin Andrews)                                  Principal Accounting Officer)

        /s/  PHILIP J. BURGUIERES                           Director
      -------------------------------------
            (Philip J. Burguieres)

        /s/  ERNEST H. COCKRELL                             Director
      -------------------------------------
            (Ernest H. Cockrell)

        /s/  BOB ELFRING                                    Director
      -------------------------------------
            (Bob Elfring)

        /s/  THOMAS D. SIMMONS, JR.                         Director
      -------------------------------------
            (Thomas D. Simmons, Jr.)

        /s/  JOEL V. STAFF                                  Director
      -------------------------------------
            (Joel V. Staff)

        /s/  J. TAFT SYMONDS                                Director
      -------------------------------------
            (J. Taft Symonds)

        /s/  STEPHEN M. YOUTS                               Director
      -------------------------------------
            (Stephen M. Youts)

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

    10.27 Amended and Restated Credit Agreement dated March 23, 1998 among Denali Incorporated, Ershigs Biloxi, Inc., Ershigs,
                   Inc., Fluid Containment, Inc., and SEFCO, Inc., and
                   NationsBank of Texas, N.A., as agent, and the financial institutions named therein (incorporated by reference to the Company's quarterly report on Form 10-Q for the quarterly period ending March 28, 1998 (the "3rd Quarter 1998 10-Q")).

    10.28          Form of Revolving Note of Denali Incorporated pursuant to
                   Amended and Restated Credit Agreement dated March 23, 1998
                   (incorporated by reference to the 3rd Quarter 1998 10-Q).

    10.29          Guaranty dated March 23, 1998 of Denali Incorporated
                   (incorporated by reference to the 3rd Quarter 1998 10-Q).

    10.30          Subsidiary Guaranty dated March 23, 1998 of Containment
                   Solutions, Inc., Denali Management, Inc., Ershigs Biloxi,
                   Inc., Ershigs, Inc., Fluid Containment Property, Inc.,
                   Instrumentation Solutions, Inc., Specialty Solutions, Inc.,
                   Fluid Containment, Inc., SEFCO, Inc. and Hoover Containment,
                   Inc. (incorporated by reference to the 3rd Quarter 1998
                   10-Q).

    10.31          Security Agreement dated March 23, 1998 between Denali
                   Incorporated and NationsBank of Texas, N.A., as agent
                   (incorporated by reference to the 3rd Quarter 1998 10-Q).

    10.32          Security Agreement dated March 23, 1998 among Containment
                   Solutions, Inc., Denali Management, Inc., Ershigs Biloxi,
                   Inc., Ershigs, Inc., Fluid Containment Property, Inc.,
                   Instrumentation Solutions, Inc., Specialty Solutions, Inc.,
                   Fluid Containment, Inc., SEFCO, Inc., Hoover Containment,
                   Inc. and NationsBank of Texas, N.A., as agent (incorporated by reference to the 3rd Quarter 1998 10-Q).

    10.33          Pledge Agreement dated March 23, 1998 between Denali
                   Incorporated and NationsBank of Texas, N.A., as agent
                   (incorporated by reference to the 3rd Quarter 1998 10-Q).

    10.34          Form of Pledge Agreement dated March 23, 1998 between
                   NationsBank of Texas, N.A., as agent, and each of Specialty
                   Solutions, Inc., Fluid Containment, Inc., and Ershigs, Inc.
                   (incorporated by reference to the 3rd Quarter 1998 10-Q).

    10.35 Amendment No. 1 and Consent to the Credit Agreement dated as of June 5, 1998 among Denali Incorporated, Fluid Containment,
                   Inc., Ershigs, Inc., Ershigs Biloxi, Inc., SEFCO, Inc., the
                   Banks party to and defined in the Credit Agreement, and NationsBank, N.A., as agent (incorporated by reference to the Company's annual report on Form 10-K for the fiscal year ending June 27, 1998 (the "1998 10-K"))

    10.36          Assumption and Amendment to Loan Agreement dated as of June
                   5, 1998 among Bank of Oklahoma, N.A., Fibercast Company and
                   Denali Incorporated (incorporated by reference to the 1998 10-K)

    10.37          Amendment No. 2 to the Credit Agreement dated as of October
                   29, 1998 among Denali Incorporated, Fluid Containment, Inc.,
                   Ershigs, Inc., Ershigs Biloxi, Inc., SEFCO, Inc., the Banks party to and defined in the Credit Agreement, and NationsBank, N.A., as agent (incorporated by reference to the Company's quarterly report on Form 10-Q for the quarterly period ending September 26, 1998 (the "1st Quarter 1999
                   10-Q"))

    10.38          Guaranty Reaffirmation dated October 29, 1998 of Containment
                   Solutions, Inc., Denali Management, Inc., Ershigs Biloxi,
                   Inc., Ershigs, Inc., Fibercast Company, Fluid Containment
                   Property, Inc., Instrumentation Solutions, Inc., Specialty
                   Solutions, Inc., Fluid Containment, Inc., SEFCO, Inc. and
                   Hoover Containment, Inc. (incorporated by reference to the 1st Quarter 1999 10-Q)

    10.39 Revolving Note dated October 29, 1998 for $26,000,000 payable to NationsBank, N.A. (incorporated by reference to the 1st
                   Quarter 1999 10-Q)

    10.40          Credit Agreement (the "New Credit Agreement") among Denali
                   Incorporated, Canadian Imperial Bank of Commerce, as administrative agent, and ING (U.S.) Capital LLC, as documentation agent, dated as of January 12, 1999
                   (incorporated by reference to the Company's quarterly report on Form 10-Q for the quarterly period ending March 27, 1999
                   (the "3rd Quarter 1999 10-Q))

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

    10.43          Term Note pursuant to the New Credit Agreement between Denali
                   Incorporated and Bank of Oklahoma N.A. dated January 12, 1999
                   (incorporated by reference to the 3rd Quarter 1999 10-Q)

    10.44 Form of Term Note pursuant to the New Credit Agreement between Denali Incorporated and each of Key Corporate Capital
                   Inc., ING (U.S.) Capital LLC, and CIBC Inc. dated January 12,
                   1999 (incorporated by reference to the 3rd Quarter 1999 10-Q)

    10.45 Acquisition Loan Note pursuant to the New Credit Agreement between Denali Incorporated and Bank of Oklahoma N.A. dated
                   January 12, 1999 (incorporated by reference to the 3rd
                   Quarter 1999 10-Q)

    10.46          Form of Acquisition Loan Note pursuant to the New Credit
                   Agreement between Denali Incorporated and each of Key
                   Corporate Capital Inc., ING (U.S.) Capital LLC, and CIBC Inc.
                   dated January 12, 1999 (incorporated by reference to the 3rd
                   Quarter 1999 10-Q)

    10.47 Revolving Credit Note pursuant to the New Credit Agreement between Denali Incorporated and Bank of Oklahoma N.A. dated
                   January 12, 1999 (incorporated by reference to the 3rd
                   Quarter 1999 10-Q)

    10.48          Form of Revolving Credit Note pursuant to the New Credit
                   Agreement between Denali Incorporated and each of Key
                   Corporate Capital Inc., ING (U.S.) Capital LLC, and CIBC Inc.
                   dated January 12, 1999 (incorporated by reference to the 3rd
                   Quarter 1999 10-Q)

    10.49          Pledge Agreement dated January 12, 1999 between Denali
                   Incorporated, Containment Solutions Services, Inc.,
                   Instrumentation Solutions, Inc., Denali Management Inc.,
                   Denali Holdings Management, L.L.C., Denali Operating
                   Management, Ltd., Containment Solutions, Inc., Specialty
                   Solutions, Inc., Ershigs, Inc., SEFCO, Inc., Fibercast
                   Company, Plasti-fab Inc. and Canadian Imperial Bank of
                   Commerce, as administrative agent and issuing lender
                   (incorporated by reference to the 3rd Quarter 1999 10-Q)

    10.50          Security Agreement dated January 12, 1999 between Denali
                   Incorporated, Containment Solutions Services, Inc.,
                   Instrumentation Solutions, Inc., Denali Management Inc.,
                   Denali Holdings Management, L.L.C., Denali Operating
                   Management, Ltd., Containment Solutions, Inc., Specialty
                   Solutions, Inc., Ershigs, Inc., SEFCO, Inc., Fibercast
                   Company, Plasti-fab Inc. and Canadian Imperial Bank of
                   Commerce, as administrative agent and issuing lender
                   (incorporated by reference to the 3rd Quarter 1999 10-Q)

    10.51          Guarantee dated January 12, 1999 between Containment
                   Solutions Services, Inc., Instrumentation Solutions, Inc.,
                   Denali Management Inc., Denali Holdings Management, L.L.C.,
                   Denali Operating Management, Ltd., Containment Solutions,
                   Inc., Specialty Solutions, Inc., Ershigs, Inc., SEFCO, Inc.,
                   Fibercast Company, Plasti-fab Inc. and Canadian Imperial Bank of Commerce, as administrative agent and issuing lender
                   (incorporated by reference to the 3rd Quarter 1999 10-Q)

    10.52 Form of Assignment and Acceptance Agreement pursuant to the New Credit Agreement between Denali Incorporated and Canadian
                   Imperial Bank of Commerce, as administrative agent and each of Key Corporate Capital Inc., ING (U.S.) Capital LLC, and
                   CIBC Inc. dated March 15, 1999 (incorporated by reference to the 3rd Quarter 1999 10-Q)

    10.53          Term Note pursuant to the New Credit Agreement between Denali
                   Incorporated and Southwest Bank of Texas, N.A. dated March
                   15, 1999 (incorporated by reference to the 3rd Quarter 1999
                   10-Q)

    10.54 Form of Term Note pursuant to the New Credit Agreement between Denali Incorporated and each of Key Corporate Capital
                   Inc., ING (U.S.) Capital LLC, and CIBC Inc. dated March 15,
                   1999 (incorporated by reference to the 3rd Quarter 1999 10-Q)

    10.55          Acquisition Note pursuant to the New Credit Agreement between
                   Denali Incorporated and Southwest Bank of Texas, N.A. dated
                   March 15, 1999 (incorporated by reference to the 3rd Quarter
                   1999 10-Q)

    10.56 Form of Acquisition Note pursuant to the New Credit Agreement between Denali Incorporated and each of Key Corporate Capital
                   Inc., ING (U.S.) Capital LLC, and CIBC Inc. dated March 15,
                   1999 (incorporated by reference to the 3rd Quarter 1999 10-Q)

    10.57 Revolving Credit Note pursuant to the New Credit Agreement between Denali Incorporated and Southwest Bank of Texas, N.A.
                   dated March 15, 1999 (incorporated by reference to the 3rd
                   Quarter 1999 10-Q)

    10.58          Form of Revolving Credit Note pursuant to the New Credit
                   Agreement between Denali Incorporated and each of Key
                   Corporate Capital Inc., ING (U.S.) Capital LLC, and CIBC Inc.
                   dated March 15, 1999 (incorporated by reference to the 3rd
                   Quarter 1999 10-Q)

    10.59          Offer Document by Denali Incorporated to shareholders of
                   Welna, N.V. (incorporated by reference to the Company's Form
                   8-K dated July 14, 1999)

    10.60*         Roll-over Loans Facility Agreement between Denali Welna
                   Europe B.v. and ABN AMRO Bank N.V. and ING Bank N.V. dated
                   June 11, 1999 for NLG 25,000,000

    10.61*         Credit Agreement between Welna, N.V., Welna Kunststoffen
                   B.V., B.V. Twentse Kunststoffenindustrie Plasticon, Plasticon
                   Haven B.V., Woodcap B.V., Kialite-Plasticon B.V.,
                   Onroerend-Goed Maatschappij Plasticon B.V., Hanwel B.V.,
                   Plasticon Projects B.V., Welna Handel B.V., Plasticon
                   Heerenveen B.V., B.V. van Delden, Gimex B.V. and ABN AMRO
                   Bank N.V. dated June 11, 1999 for NLG 40,000,000

    10.62*         Working Capital Credit Facility between Welna, N.V., Welna
                   Kunststoffen B.V., B.V. Twentse Kunststoffenindustrie
                   Plasticon, Plasticon Haven B.V., Woodcap B.V.,
                   Kialite-Plasticon B.V., Onroerend-Goed Maatschappij Plasticon
                   B.V., Hanwel B.V., Plasticon Projects B.V., Welna Handel
                   B.V., Plasticon Heerenveen B.V., B.V. van Delden, Gimex B.V.
                   and ING Bank dated June 11, 1999 for NLG 5,000,000

    10.63*         Amendment and Waiver dated June 30, 1999 to the Credit
                   Agreement dated January 12, 1999 among Denali Incorporated and Canadian Imperial Bank of Commerce, as administrative agent for the Lenders and ING (U.S.) Capital LLC, as documentation agent

    10.64* Note and Warrant Purchase Agreement dated as of June 30, 1999 between Denali Incorporated and the Variable Annuity Life
                   Insurance Company, A.G. Investment Advisory Services, Inc.,
                   EMC Equity Fund, L.P., Cockrell Investment Partners, L.P.,
                   Simmons Family Trust, Thomas Dudley Simmons, Jr. Marital
                   Trust, Thomas Dudley Simmons, Jr., Joel V. Staff, Symonds
                   Trust Co., Ltd., Anne Allen Symonds Revocable Trust, William
                   A. Monteleone, Jr., C. Richard Everett, Fred H. Levine and
                   Jay H. Golding Profit Sharing Plan

    10.65*         Form of Common Stock Registration Rights Agreement between
                   Denali Incorporated and the Variable Annuity Life Insurance
                   Company, A.G. Investment Advisory Services, Inc., EMC Equity
                   Fund, L.P., Cockrell Investment Partners, L.P., Simmons
                   Family Trust, Thomas Dudley Simmons, Jr. Marital Trust,
                   Thomas Dudley Simmons, Jr., Joel V. Staff, Symonds Trust Co.,
                   Ltd., Anne Allen Symonds Revocable Trust, William A.
                   Monteleone, Jr., C. Richard Everett, Fred H. Levine and Jay
                   H. Golding Profit Sharing Plan

    10.66* Form of Subscription Agreement between Denali Incorporated and the Variable Annuity Life Insurance Company, A.G.
                   Investment Advisory Services, Inc., EMC Equity Fund, L.P.,
                   Cockrell Investment Partners, L.P., Simmons Family Trust,
                   Thomas Dudley Simmons, Jr. Marital Trust, Thomas Dudley
                   Simmons, Jr., Joel V. Staff, Symonds Trust Co., Ltd., Anne
                   Allen Symonds Revocable Trust, William A. Monteleone, Jr., C.
                   Richard Everett, Fred H. Levine and Jay H. Golding Profit
                   Sharing Plan

    10.67*         Roll-over Loans Facility Agreement between Denali
                   International Holdings B.V. and ABN AMRO Bank N.V. and ING
                   Bank N.V. dated July 1999 for NLG 25,000,000

    10.68*         Lease agreement between Steven Jones and Belco Manufacturing
                   Company, Inc. dated January 1, 1998

    10.69*         Amendment to lease agreement between Steven Jones and Belco
                   Manufacturing Company, Inc. dated February 3, 1999

    21.1*          Subsidiaries of the Company.

    23.1*          Consent of Ernst & Young LLP

    23.2*          Consent of Deloitte & Touche

    27.1*          Financial Data Schedule

-------------------------------------------------------------------------------

* Filed herewith

    (b)  Reports on Form 8-K

         The Company filed the following reports on Form 8-K during the fourth quarter of fiscal year 1999:

            Form 8-K/A dated April 19, 1999 with respect to the acquisition of Belco Manufacturing Company, Inc. on February 3, 1999

                               DENALI INCORPORATED
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)


                                         Balance at     Charged to         Other                        Balance at
                                         Beginning      Costs and       Accounts -      Deductions           End
                                         of Period       Expenses       Describe(B)     Describe(A)      of Period
                                         ---------      ----------      -----------     -----------     ----------
Fiscal Year Ended July 3, 1999
Allowance for Doubtful Accounts........       $907          $337              $567           $392         $1,419
Fiscal Year Ended June 27, 1998
Allowance for Doubtful Accounts........       $605          $ 93              $276           $ 67         $  907
Fiscal Year Ended June 28, 1997
Allowance for Doubtful Accounts........       $114          $176              $575           $260         $  605

------------

(A)  Uncollectible accounts written off, net of recoveries.
(B) Allowance for doubtful accounts resulting from the acquisition of Ershigs during FY 1997, acquisitions of LaValley and Fibercast during FY 1998, and the acquisition of Belco and Welna during FY 1999.