Form 10-Q
period 1999-10-02
DENALI INC
filed 1999-11-16
CIK 1046594

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q



(Mark One)

( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                 FOR THE QUARTERLY PERIOD ENDED OCTOBER 2, 1999

                                       OR

(   )    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934.

Commission File Number   000-23353
                         ---------

                               Denali Incorporated
                     ---------------------------------------
                    (Exact Name of Registrant in its Charter)

          Delaware                                             76-0454641
-------------------------------                             -------------------
(State or Other Jurisdiction of                              (I.R.S. Employer
 Incorporation or Organization)                             Identification No.)

  1360 Post Oak Blvd., Suite 2250, Houston, Texas                77056
-------------------------------------------------              ----------
    (Address of Principal Executive Officers)                  (Zip Code)

                                  713-627-0933
              ----------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                   Yes    X          No
                                                         ---             ---

As of October 29, 1999, the number of shares of common stock outstanding was 5,450,414.

                               DENALI INCORPORATED
                 FORM 10-Q FOR THE QUARTER ENDED OCTOBER 2, 1999

                                      INDEX

                                                                        Page No.
                                                                        -------
Part I.     FINANCIAL INFORMATION

Item 1.     Financial Statements (Unaudited)

            Consolidated Balance Sheets.................................     1

            Consolidated Statements of Operations.......................     2

            Consolidated Statements of Cash Flows.......................     3

            Notes to Consolidated Financial Statements..................     4

Item 2.     Management's Discussion and Analysis of Financial Condition
            and Results of Operations ..................................     9

Item 3.     Quantitative and Qualitative Disclosure About Market Risk...    14


Part II.    OTHER INFORMATION

Item 1.     Legal Proceedings ..........................................    15

Item 2.     Changes in Securities and Use of Proceeds...................    15

Item 3.     Defaults Upon Senior Securities.............................    15

Item 4.     Submission of Matters to a Vote of Security Holders.........    15

Item 5.     Other Information ..........................................    15

Item 6.     Exhibits and Reports on Form 8-K............................    15

Signatures  ............................................................    16

Index to Exhibits ......................................................    17

                          PART I. FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS


                               DENALI INCORPORATED
                           CONSOLIDATED BALANCE SHEETS

                                                              October 2,      July 3,
                                                                1999           1999
                                                             -----------   ----------
                                                             (Unaudited)      (Note)
                                                                 (In thousands)
                                     ASSETS

Current assets:
       Cash                                                  $  2,435       $  1,824
       Accounts receivable, net of allowances of
              $1,140,000 at October 2, 1999 and $1,419,000
              at July 3, 1999                                  45,435         38,862
       Inventories                                             26,050         26,175
       Prepaid expenses                                         3,855          4,052
       Other receivables                                           --          2,591
       Deferred tax assets                                      1,170          1,135
                                                             --------       --------
Total current assets                                           78,945         74,639
Property, plant and equipment, net                             48,676         46,938
Goodwill, net                                                  51,602         50,651
Other assets                                                    4,611          3,898
Assets held for sale                                              249            449
                                                             --------       --------
Total assets                                                 $184,083       $176,575
                                                             ========       ========

                   LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
       Accounts payable                                      $ 14,764       $ 19,047
       Accrued liabilities                                     16,107         15,777
       Lines of credit                                         17,851         16,217
       Income taxes payable                                       369          1,757
       Current maturities of long-term debt                     4,195          4,030
                                                             --------       --------
Total current liabilities                                      53,286         56,828
Long-term debt, less current maturities                        77,036         68,002
Related party subordinated debt                                 3,999          3,980
Accrued pension costs                                           2,197          2,109
Minority interest                                               1,726          1,571
Deferred taxes                                                  2,096          1,692
Other long-term liabilities                                     3,106          3,824
Commitments and contingencies
Stockholders' equity:
       Common stock, $.01 par value
              Authorized shares - 30,000,000
              Issued and outstanding shares - 5,450,414 at
              October 2, 1999 and 5,423,215 at July 3, 1999        55             54
       Additional paid-in capital                              35,168         34,956
       Other accumulated comprehensive income                   1,121             --
       Retained earnings                                        4,293          3,559
                                                             --------       --------
Total stockholders' equity                                     40,637         38,569
                                                             --------       --------
Total liabilities and stockholders' equity                   $184,083       $176,575
                                                             ========       ========

                             See accompanying notes.

Note: The balance sheet at July 3, 1999 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

                               DENALI INCORPORATED
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                       Three months ended
                                               ------------------------------------
                                                 October 2,          September 26,
                                                   1999                   1998
                                               -------------         --------------
                                             (In thousands, except per share amounts)
Net revenues                                      $ 48,366            $ 35,535
Cost of revenues                                    36,000              26,769
                                                  --------            --------
Gross profit                                        12,366               8,766
Selling, general and administrative expenses         9,204               6,189
Restructuring charge                                 1,400                  --
                                                  --------            --------
Operating income                                     1,762               2,577
Interest expense                                     2,114                 654
Interest income                                       (125)                (12)
Other income, net                                      (64)               (138)
Put warrant valuation adjustment                      (909)                 --
                                                  --------            --------
Income before income taxes and minority interest       746               2,073
Income tax (benefit) expense                           (59)                788
                                                  --------            --------
Income before minority interest                        805               1,285
Minority interest                                       71                  --
                                                  --------            --------
Net income                                        $    734            $  1,285
                                                  ========            ========

Net income per common share-basic and diluted     $   0.14            $   0.27
                                                  ========            ========

                             See accompanying notes.

                              DENALI INCORPORATED
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                          Three months ended
                                                                  ------------------------------------
                                                                    October 2,          September 26,
                                                                      1999                   1998
                                                                  -------------         --------------
                                                                             (In thousands)
OPERATING ACTIVITIES:
Net income                                                          $   734                 $ 1,285
Adjustments to reconcile net income to net cash
   provided by operating activities:
       Depreciation                                                   1,174                     577
       Amortization                                                     518                     171
       Put warrant valuation adjustment                                (909)                     --
       Provision for losses on accounts receivable                       22                      67
       Gain on disposal of property, plant and equipment and
           assets held for sale                                        (280)                     --
       Deferred tax                                                     493                      --
       Changes in operating assets and liabilities:
              Accounts receivable                                    (5,386)                   (499)
              Inventories                                               791                    (580)
              Prepaid expenses                                        3,068                      59
              Other assets and liabilities                             (181)                    (74)
              Accounts payable                                       (4,621)                    771
              Accrued liabilities                                    (1,226)                 (1,413)
              Income tax receivable/payable                          (1,406)                    175
                                                                    -------                 -------
Net cash (used in) provided by operating activities                  (7,209)                    539
INVESTING ACTIVITIES:
Acquisitions, net of cash acquired                                   (1,100)                   (542)
Purchases of property, plant and equipment                           (1,637)                   (395)
Proceeds from sale of property, plant and equipment and
   assets held for sale                                                 660                      --
                                                                    -------                 -------
Net cash used in investing activities                                (2,077)                   (937)

FINANCING ACTIVITIES:
Net borrowings under revolving lines of credit                        8,390                   1,045
Net borrowings (repayments) on term notes and other long-term debt    1,448                    (235)
                                                                    -------                 -------
Net cash provided by financing activities                             9,838                     810

Effect of exchange rate changes on cash                                  59                      --
                                                                    -------                 -------
Increase in cash                                                        611                     412
Cash at beginning of period                                           1,824                     175
                                                                    -------                 -------
Cash at end of period                                               $ 2,435                 $   587
                                                                    =======                 =======

                             See accompanying notes.

                               DENALI INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.     GENERAL

       The consolidated financial statements of Denali Incorporated and its majority and wholly-owned subsidiaries (the "Company") included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. The Company believes that the presentations and disclosures herein are adequate to make the information not misleading. In the opinion of management, the consolidated financial statements reflect all elimination entries and adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the interim periods.

       The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full year. These consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes included in the Company's Form 10-K filed with the Securities and Exchange Commission on September 15, 1999.

2.     INVENTORIES

       Inventories are summarized below (in thousands):

                                           October 2, 1999       July 3, 1999
                                           ---------------       ------------
       Finished goods                         $    9,792           $  10,546
       Raw materials                               8,812               8,672
       Work in process                             7,446               6,957
                                              ----------           ---------
                                              $   26,050           $  26,175
                                              ==========           =========

3.     PER SHARE INFORMATION

       The following table sets forth the weighted average shares outstanding for the computation of basic and diluted earnings per share:

                                                          Three months ended
                                                  ------------------------------------
                                                    October 2,          September 26,
                                                      1999                   1998
                                                  -------------         --------------
                                                       (Share data in thousands)
Weighted average common shares outstanding                 5,432              4,829
Dilutive securities - employee stock options                  --                  8
                                                         -------            -------
Weighted average common shares outstanding
  assuming full dilution                                   5,432              4,837
                                                         =======            =======

4.       FOREIGN CURRENCY TRANSLATION

       The Company's foreign subsidiaries use the local currency as their functional currency. Financial statements of these subsidiaries are translated into U.S. dollars using the exchange rate at the balance sheet dates for assets and liabilities and a weighted average exchange rate for each period for revenues, expenses, gains and losses and cash flows. The impact of currency fluctuations is recorded as comprehensive income. For the three months ended October 2, 1999, the Company had a foreign currency translation gain of $1.1 million which is recorded as comprehensive income and is classified as a separate component of stockholders' equity.

5.     INCOME TAXES

       For the three months ended October 2, 1999, the Company's provision for income taxes differs from the U.S. statutory rate due primarily to the put warrant valuation adjustment which is not taxable.

6.     LONG-TERM DEBT

       On January 12, 1999, the Company entered into a new senior credit facility with a group of lenders to refinance its revolving and term credit arrangements, as amended, to provide working capital and an acquisition line of credit. This senior credit facility provides for a maximum of $20.0 million in a revolving credit facility due in January 2004, and a term loan up to $20.0 million with equal quarterly payments plus interest of $500,000 the first year, $750,000 the second year, $1.0 million the third year, $1.25 million the fourth year, and $1.5 million the fifth year. The credit facility also provides for up to a $35.0 million acquisition term loan with the first principal installment due 21 months following the closing of the credit facility. As of October 2, 1999, the Company had outstanding indebtedness of $18.5 million under the term loan, $18.5 million under the revolving lines of credit and $18.3 million under the acquisition term loan. As of November 10, 1999, the balance of the revolving line of credit had been reduced by $3.3 million to $15.2 million. The revolving credit notes and term loans provide for borrowings, at the Company's option, at either the lender's prime rate plus a margin of 1.75% or varying rates of LIBOR plus 3.0%. The acquisition term loans provide for borrowing, at the Company's option, at either the lender's prime rate plus a margin of 2.25% or at varying rates of LIBOR plus 3.5%.

       This senior credit facility provides availability for letters of credit up to $10.0 million subject to availability of borrowing capacity under the revolving credit notes. As of October 2, 1999, the Company had $1.5 million of letters of credit outstanding. The senior credit facility requires the Company to maintain certain financial covenants and requires an annual fee of .50% on the unused portion of the revolving credit notes and .75% on the unused portion of the acquisition term loan. The Company was not in compliance with certain financial covenants at October 2, 1999 and has obtained a waiver through the first quarter. The Company anticipates that it may be necessary to obtain a similar waiver for the second quarter. The Company is in discussions with its lenders to amend the current facility's future financial covenants. These negotiations are expected to be finalized by January 2000. The senior credit facility is secured by substantially all of the assets of the Company's subsidiaries.

       In June 1999, the Company entered into a new senior credit facility ("Senior Dutch Facility") with two Netherland financial institutions to finance the acquisition of Welna. The new Senior Dutch Facility provides for two term loans for a total facility of Dutch guilders (NLG) 25 million. Term Loan A provides for borrowings of NLG 15 million with quarterly payments of NLG 625,000 beginning October 1, 1999. Term Loan B provides for borrowings of NLG 10 million with principal due at date of maturity (August 1, 2001). As of October 2, 1999, the Company had outstanding indebtedness of NLG 24.1 million, or approximately $11.8 million. The term loans bear interest at Euribor plus 1.75%. The Senior Dutch Facility requires the Company to maintain certain financial covenants. The Company is in compliance with all financial covenants as of October 2, 1999. The facility is secured by substantially all of Welna's assets.

     On July 1, 1999, the Company issued $15 million, or $13.3 million net of discount (of which $3,999,000 is to certain directors of the Company and is classified separately as related party subordinated debt on the balance sheet) in senior subordinated notes ("subordinated notes"), bearing interest at 12% and maturing in 2006. The subordinated notes were issued with detachable warrants that enable the holder to purchase up to 534,873 common shares at $7.54 per share. The warrants are exercisable immediately and expire in 2006. The warrants or warrant shares also feature a put option that allows the holder to put up to 1/3 of the warrants or warrant shares each year at fair market value beginning in year five and expiring in year ten. The Company has an option to terminate the obligation to repurchase the warrants or warrant shares for a total fee not to exceed $2.46 million. The warrants were recorded at fair value of $1,733,000 based on the Black-Scholes valuation model, which has been recorded as a liability, and a related discount on the senior subordinated debt was recorded for the same amount. This discount will be amortized over the seven-year term of the subordinated notes as additional interest expense. The liability will be adjusted to the fair value of the warrants in future periods not to exceed $2.46 million. At October 2, 1999, the liability was reduced by $909,000 to $824,000. This change has been recorded as a separate line item on the consolidated statement of operations. The proceeds from the subordinated notes issuance were used in the funding of the acquisition of Welna. The subordinated notes require the Company to maintain certain financial covenants. As of October 2, 1999, the Company is in compliance with all covenants.

7.     ACQUISITIONS

       On September 3, 1999, the Company acquired 67.5% of the issued and outstanding stock of Manantial Chile S.A. ("Manantial"), a company that designs, equips, installs and commissions industrial and municipal water and wastewater treatment plants and systems for approximately $1.1 million in cash and 27,199 shares of common stock valued at $213,000.

       In addition, on November 11, 1999, the Company acquired all of the issued and outstanding stock of HP Valves, a valve manufacturer located in Oldenzaal, The Netherlands for NLG 6 million, or approximately $2.8 million in cash, and 108,500 shares of common stock valued at $472,000.

       Both of the acquisitions described above were accounted for under the purchase method of accounting whereby the assets and liabilities were adjusted to their estimated fair value at the acquisition date.

       In connection with the July 1, 1999 acquisition of Welna N.V., a Dutch company listed on the Official Market of the Amsterdam Stock Exchange, the Company has adjusted the preliminary estimates of the fair market value of the purchased assets and liabilities resulting in a NLG 1.5 million or $715,000 decrease in goodwill.

8.     RESTRUCTURING OF OPERATIONS

       On October 11, 1999, the Company announced the restructuring of certain operations, including the closure of the Conroe plant facility. In connection with this restructuring plan, the Company recognized a $1.4 million charge in the first quarter relating primarily to severance. The restructuring plan should be fully implemented by January 2000 and will result in approximately $1.6 million of additional second quarter charges.

9.     COMMITMENTS AND CONTINGENCIES

       The Company utilizes fiberglass, resin and steel as the primary raw materials in its production processes. Fiberglass is occasionally in short supply and subject to price fluctuations in response to market demands. The Company entered into a supply agreement with a major supplier, which requires two of the Company's subsidiaries, Containment Solutions, Inc. and Ershigs, Inc. to purchase at least 90% of their fiberglass requirements from the supplier. The contract expired on December 31, 1998. Effective January 1, 1999, the contract was modified to obtain more favorable pricing levels based on certain minimum volume purchases for the calendar years ending December 31, 1999 and 2000. In addition, the Company continues to negotiate with other vendors to ensure a continued supply of fiberglass to meet the Company's production needs. The Company is also a significant purchaser of resin and steel. The Company does not depend upon any single supplier or source for steel or resin requirements.

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

10.    SEGMENT DATA

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

       The Company operates in two industry segments: Containment Solutions and Specialty Solutions. The Containment Solutions segment specializes in the manufacture of fiberglass underground storage tanks and steel reinforced aboveground storage tanks for fluids handling. The Specialty Solutions segment provides engineered solutions for the containment of fluids, specializes in fiberglass reinforced plastic products for corrosion resistant applications and engineered metal products for the municipal and industrial markets. For fiscal 1999, except for certain revenues with respect to license agreements with manufacturers located outside of the United States, which revenues are not material as considered in relation to the Company's total net revenues, the Company operated in only one geographic segment, the United States. Beginning in fiscal year 2000, the Company, through its Welna and Manantial subsidiaries, has global operations, with a primary concentration in Europe. These subsidiaries are reported as an additional segment for segment reporting. All intersegment net revenues and expenses are immaterial and have been eliminated in computing net revenues and operating income.

       The following is a summary of the industry segment data for the three months ended September 26, 1998 and October 2, 1999 (in thousands):

                                                Net        Operating
                                              Revenues      Income
                                            -----------   ------------
Three months ended September 26, 1998:

Containment Solutions ......................  $23,233       $ 2,267
Specialty Solutions ........................   12,302           747
Corporate ..................................       --          (437)
                                              -------       -------
Consolidated ...............................  $35,535       $ 2,577
                                              =======       =======

Three months ended October 2, 1999:

Containment Solutions ......................  $17,753       $ 1,730
Specialty Solutions ........................   15,410         1,058
International ..............................   15,203           894
Corporate ..................................       --          (520)
Restructuring charge - International .......       --          (900)
Restructuring charge - Containment Solutions       --          (500)
                                              -------       -------
Consolidated ...............................  $48,366       $ 1,762
                                              =======       =======

       Operating income reconciles to income before income taxes as shown on the consolidated statements of operations as follows (in thousands):

                                September 26,    October 2,
                                    1998           1999
                                -------------   ----------
Total segment operating income    $ 2,577         $ 1,762
Interest expense                      654           2,114
Interest income                       (12)           (125)
Other income, net                    (138)            (64)
Put warrant valuation adjustment       --            (909)
                                  -------         -------
Income before income taxes        $ 2,073         $   746
                                  =======         =======

11.    SEASONALITY

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

       Since inception in 1994, the Company has acquired eleven businesses. Due to the magnitude of these acquisitions and the integration of the acquired operations with the Company's existing businesses, results of operations for prior periods are not necessarily comparable with or indicative of current or future periods. Each of the acquisitions has been accounted for under the purchase method of accounting. Accordingly, the acquired businesses have been included in the Company's results of operations from the date of acquisition.

Containment Products Group - "Containment Solutions"

       The Company was formed in December 1994 to acquire certain assets and assume certain liabilities of the fiberglass composite UST business of Owens Corning.

       In October 1995, the Company acquired certain assets and assumed certain liabilities of Hoover Containment, Inc. ("Hoover"), a manufacturer of steel rectangular ASTs. The addition of the steel rectangular AST product line enabled the Company to offer a broader line of containment products and to expand its customer base.

       In November 1998, the Company acquired Plasti-Fab, Inc., a leader in providing fiberglass-reinforced flumes and metering stations to the water and wastewater industries. These three businesses form the Company's Containment Products Group known as Containment Solutions.

Engineered Products Group - "Specialty Solutions"

       In February 1997, the Company acquired Ershigs, Inc. ("Ershigs"), a manufacturer of engineered FRP products, as the first of the Company's Engineered Products Group.

       In October 1997, the Company acquired SEFCO Inc. ("SEFCO"), a manufacturer of engineered field-erected aboveground steel tanks, and also acquired GL&V/LaValley Industries, Inc. ("LaValley") (subsequently named "Ershigs Biloxi"), a manufacturer of engineered FRP products.

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

     On September 3, 1999, the Company acquired 67.5% of the issued and outstanding stock of Manantial Chile S.A., a company that designs, equips, installs and commissions industrial and municipal water and wastewater treatment plants and systems for approximately $1.1 million in cash and 27,199 shares of common stock valued at $213,000.

RESULTS OF OPERATIONS

Three months ended October 2, 1999 compared with three months ended September 26, 1998

       Net revenues increased $12.9 million, or 36%, to $48.4 million in the first quarter of fiscal 2000 from $35.5 million in the same quarter of fiscal 1999. Net revenues increased a total of $18.4 million in the fiscal 2000 period from the inclusion of Welna (acquired on July 1, 1999), Belco (acquired in February 1999), and Plasti-Fab (acquired in November 1998). The remaining $5.5 million decrease in revenues resulted primarily from a $6.5 million decrease in revenues at Containment Solutions from $23.3 million in the fiscal 1999 period to $16.8 million in the fiscal 2000 period due to less demand in the petroleum equipment industry. The decrease in demand is the result of the majority of tank owners having met the 1999 Environmental Protection Agency deadline mandating upgrades or replacement of all underground storage tanks. Due to this market shift, the Company on October 11, 1999 announced a cost reduction plan designed to reduce operating expenses by $4.5 million annually. The plan includes the closure of a domestic manufacturing facility and the elimination of related personnel and overhead costs and the integration of other businesses to improve operating and administrative efficiencies. This decrease at Containment Solutions was offset by increased revenues at Specialty Solutions of approximately $1.0 million.

       Gross profit increased $3.6 million, or 41%, to $12.4 million in the fiscal 2000 period from $8.8 million in the fiscal 1999 period. $5.0 million of the increase was related to the addition of Welna, Belco and Plasti-Fab. This increase was offset by a $1.4 million decrease in gross profit at Containment Solutions. Gross margin for the Company increased to 25.6% from 24.7% in the prior year quarter due to the inclusion of Welna with gross margins of 29.4%.

       Selling, general and administrative expenses increased $3.0 million to $9.2 million in the first quarter of fiscal 2000 from $6.2 million in the same period last year. The increase is primarily attributable to additional expenses associated with Welna, offset by decreases in sales and marketing expenses at Containment Solutions. Selling, general and administrative expenses as a percentage of net revenues increased to 19.0% from 17.4% in the prior fiscal period.

       The Company recognized a $1.4 million restructuring charge in the first quarter of fiscal 2000 in connection with its restructuring plan. See Note 8 of the Notes to the Consolidated Financial Statements for further discussion.

       The Company's fiscal 2000 provision for income taxes differs from the U.S. statutory rate due to the put warrant valuation adjustment, state income taxes and other permanent differences. The Company's fiscal 1999 provision for income taxes differs from the U.S. statutory rate due to state income taxes and other permanent differences.

       Due to the above factors, net income attributable to common stock decreased from $1,285,000 in the prior fiscal year period to $734,000 in the current fiscal year period. Earnings per share decreased 52%, excluding the restructuring charge and put warrant valuation adjustment, from $.27 in the fiscal 1999 period to $.13 in the fiscal 2000 period on a diluted basis.

LIQUIDITY AND CAPITAL RESOURCES

       Working capital at October 2, 1999 was $25.7 million, as compared to $17.8 million at July 3, 1999. Cash used by operating activities for the three months ended October 2, 1999 was $7.2 million compared to cash provided by operating activities of $539,000 for the same period last year. The decrease in cash provided by operating activities is primarily a result of an increase in accounts receivable due to a delay in collection of several major customers into October and a decrease in accounts payable due to timing of vendor payments along with a decrease in volume at Containment Solutions. Capital expenditures were $1.6 million and $395,000 for the three months ended October 2, 1999 and September 26, 1998, respectively.

       The Company's Credit Facility with its principal lender provides for revolving lines of credit and secured term loans of up to an aggregate of $75 million, including a $35 million acquisition term loan. As of October 2, 1999, the Company had outstanding indebtedness of $36.8 million under the term loans and $18.5 million under the revolving lines of credit. As of November 10, 1999, the balance of the revolving credit line had been reduced by $3.3 million to $15.2 million, primarily as a result of increased collections of accounts receivable in October. Borrowings under this Credit Facility are secured by liens on substantially all of the Company's assets. See Note 6 of Notes to the Consolidated Financial Statements for certain information regarding the Credit Facility. The revolving credit facility and term loan provide for borrowings, at the Company's option, at either the bank's prime rate plus a margin of 1.75% or varying rates of LIBOR plus 3.0%. The acquisition term loan provides for borrowings, at the Company's option, at either the bank's prime rate plus a margin of 2.25%, or at varying rates of LIBOR plus 3.5%. The Credit Facility has a five-year term expiring in January 2004.

       This senior credit facility provides availability for letters of credit up to $10.0 million subject to availability of borrowing capacity under the revolving credit notes. As of October 2, 1999, the Company had $1.5 million of letters of credit outstanding. The senior credit facility requires the Company to maintain certain financial covenants and requires an annual fee of .50% on the unused portion of the revolving credit notes and .75% on the unused portion of the acquisition term loan. The Company was not in compliance with certain financial covenants at October 2, 1999 and has obtained a waiver through the first quarter. The Company anticipates that it may be necessary to obtain a similar waiver for the second quarter. The Company is in discussions with its lenders to amend the current facility's future financial covenants. These negotiations are expected to be finalized by January 2000.

       In June 1999, the Company entered into a new senior credit facility with two Netherlands financial institutions ("Senior Dutch Facility") to finance the acquisition of Welna. The new Senior Dutch Facility provides for two term loans for a total facility of Dutch guilders (NLG) 25 million. Term Loan A provides for borrowings of NLG 15 million with quarterly payments of NLG 625,000 beginning October 1, 1999. Term Loan B provides for borrowings of NLG 10 million with principal due at date of maturity (August 1, 2001). As of October 2, 1999, the Company had outstanding indebtedness of NLG 24.1 million, or approximately $11.8 million. The term loans bear interest at Euribor plus 1.75%. The Senior Dutch Facility requires the Company to maintain certain financial covenants. The Company is in compliance with all financial covenants as of October 2, 1999. The facility is secured by substantially all of Welna's assets.

     On July 1, 1999, the Company issued $15 million or $13.3 million net of discount (of which $3,999,000 is to certain directors of the Company and is classified separately as related party subordinated debt on the balance sheet) in senior subordinated notes ("subordinated notes") bearing interest at 12% and maturing in 2006. The subordinated notes were issued with detachable warrants that enable the holder to purchase up to 534,873 common shares at $7.54 per share. The warrants are exercisable immediately and expire in 2006. The warrants or warrant shares also feature a put option that allows the holder to put up to 1/3 of the warrants or warrant shares each year at fair market value beginning in year five and expiring in year ten. The Company has an option to terminate the obligation to repurchase the warrants or warrant shares for a total fee not to exceed $2.46 million. The warrants were recorded at fair value of $1,733,000 based on the Black-Scholes valuation model, which has been recorded as a liability, and a related discount on the senior subordinated debt was recorded for the same amount. This discount will be amortized over the seven-year term of the note as additional interest expense. The liability will be adjusted to the fair value of the warrants in future periods not to exceed $2.46 million. The proceeds from the subordinated debt issuance were used in the funding of the acquisition of Welna. At October 2, 1999, the liability was reduced by $909,000 to $824,000. This change has been recorded as a separate line item on the consolidated statement of operations. The subordinated notes require the Company to maintain certain financial covenants. The Company is in compliance with all financial covenants as of October 2, 1999.

       The Company also assumed approximately $15 million in debt, net of cash acquired, with the acquisition of Welna on July 1, 1999. The debt bears interest at an average of approximately 4.2% and consists primarily of lines of credit facilities which are due on demand with various financial institutions.

       The Company's capital requirements have primarily related to acquisitions of businesses in the critical fluids handling industry. The Company has made cash payments net of cash acquired for acquisitions of approximately $95.5 million in the aggregate since inception in December 1994. The source of this cash primarily has been bank debt along with proceeds from the sale of idle assets and use of cash provided by operations. The Company intends to focus on debt reduction and the integration of its prior and recent acquisitions for the remainder of fiscal year 2000.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         The Company is exposed to market risk, including adverse changes in commodity prices, interest rates and foreign currency exchange rates. Refer to the Company's Form 10-K for the fiscal year ended July 3, 1999 for a detailed discussion of these risks.

                           PART II. OTHER INFORMATION



ITEM 1.           LEGAL PROCEEDINGS

         Not applicable

ITEM 2.           CHANGES IN SECURITIES AND USE OF PROCEEDS

         Not applicable

ITEM 3.           DEFAULTS UPON SENIOR SECURITIES

         Not applicable

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable

ITEM 5.           OTHER INFORMATION

         A shareholder who wishes to make a proposal at the 2000 Annual Meeting of Shareholders without complying with the requirements of Rule 14a-8 (and therefore without including the proposal in the Company's proxy materials) under the Securities Exchange Act of 1934, as amended, should notify the Company's Secretary, at the Company's principal executive offices, of that proposal by August 6, 2000. If a shareholder fails to give notice by that date, then the persons named as proxies in the proxy cards solicited by the Company's Board of Directors for that meeting will be entitled to vote the proxy cards held by them regarding that proposal, if properly raised at the meeting, in their discretion.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K.

         A.       Exhibits

                  27           Financial Data Schedule

         B.       Reports on Form 8-K

                  A Form 8-K/A was filed with the Commission on September 14, 1999. The Form 8-K/A reported the acquisition of Welna, N.V. on July 1, 1999.

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


                                           DENALI INCORPORATED
                                           -------------------
                                              (Registrant)




Date:             November 16, 1999        /s/ R. KEVIN ANDREWS
                                           -----------------------------------
                                           R. Kevin Andrews
                                           Chief Financial Officer
                                               (Principal Financial Officer and
                                                Principal Accounting Officer)

                                INDEX TO EXHIBITS


Exhibit
Number                        Description
-------                       -----------
   27             Financial Data Schedule