Form 10-Q
period 2000-01-01
DENALI INC
filed 2000-02-15
CIK 1046594

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q



(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED JANUARY 1, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

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


As of January 31, 2000, the number of shares of common stock outstanding was 5,558,914.

                               DENALI INCORPORATED
                 FORM 10-Q FOR THE QUARTER ENDED JANUARY 1, 2000

                                      INDEX




                                                                             Page No.
                                                                             --------

PART I.           FINANCIAL INFORMATION

Item 1.           Financial Statements (Unaudited)

                  Consolidated Balance Sheets............................     1

                  Consolidated Statements of Operations..................     2

                  Consolidated Statements of Cash Flows..................     3

                  Notes to Consolidated Financial Statements.............     4

Item 2.           Management's Discussion and Analysis of Financial
                  Condition and Results of Operations ...................     9

Item 3.           Quantitative and Qualitative Disclosure About
                  Market Risk............................................    13


PART II.          OTHER INFORMATION

Item 1.           Legal Proceedings .....................................    14

Item 2.           Changes in Securities and Use of Proceeds..............    14

Item 3.           Defaults Upon Senior Securities........................    14

Item 4.           Submission of Matters to a Vote of Security Holders....    14

Item 5.           Other Information .....................................    15

Item 6.           Exhibits and Reports on Form 8-K.......................    15

Signatures        .......................................................    16

Index to Exhibits .......................................................    17

                          PART I. FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS

                               DENALI INCORPORATED
                           CONSOLIDATED BALANCE SHEETS

                                                                           January 1,       July 3,
                                                                             2000            1999
                                                                         ------------     ----------
                                                                          (Unaudited)       (Note)

                              ASSETS                                            (In thousands)
Current assets:
       Cash                                                              $      3,917   $      1,824
       Accounts receivable, net of allowances of
              $978,000 at January 1, 2000 and $1,419,000
              at July 3, 1999                                                  38,378         38,862
       Inventories                                                             25,671         26,175
       Prepaid expenses                                                         3,387          4,052
       Other receivables                                                           --          2,591
       Deferred tax assets                                                      1,164          1,135
                                                                         ------------   ------------
Total current assets                                                           72,517         74,639
Property, plant and equipment, net                                             47,443         46,938
Goodwill, net                                                                  52,590         50,651
Other assets                                                                    3,676          3,898
Assets held for sale                                                              249            449
                                                                         ------------   ------------
Total assets                                                             $    176,475   $    176,575
                                                                         ============   ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
       Accounts payable                                                  $     16,461   $     19,047
       Accrued liabilities                                                     12,609         15,777
       Lines of credit                                                         19,710         16,217
       Income taxes payable                                                       664          1,757
       Current maturities of long-term debt                                     4,044          4,030
       Long-term debt in technical default (Note 6)                            56,217             --
       Related party subordinated debt in technical default (Note 6)            3,999             --
                                                                         ------------   ------------
Total current liabilities                                                     113,704         56,828
Long-term debt, less current maturities                                        17,045         68,002
Related party subordinated debt                                                    --          3,980
Accrued pension costs                                                           1,958          2,109
Minority interest                                                               1,729          1,571
Deferred taxes                                                                  1,185          1,692
Other long-term liabilities                                                     2,725          3,824
Commitments and contingencies
Stockholders' equity:
       Common stock, $.01 par value
              Authorized shares - 30,000,000
              Issued and outstanding shares - 5,558,914 at
              January 1, 2000 and 5,423,215 at July 3, 1999                        56             54
       Additional paid-in capital                                              35,639         34,956
       Other accumulated comprehensive loss                                      (899)            --
       Retained earnings                                                        3,333          3,559
                                                                         ------------   ------------
Total stockholders' equity                                                     38,129         38,569
                                                                         ------------   ------------
Total liabilities and stockholders' equity                               $    176,475   $    176,575
                                                                         ============   ============

                            See accompanying notes

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

                               DENALI INCORPORATED
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                                     Three months ended          Six months ended
                                                 -------------------------- --------------------------
                                                  January 1,   December 26,  January 1,   December 26,
                                                     2000          1998         2000          1998
                                                 ------------  ------------ ------------  ------------
                                                         (In thousands, except per share amounts)

Net revenues                                     $     49,555  $     38,353 $     97,921  $     73,888
Cost of revenues                                       37,541        28,213       73,541        54,982
                                                 ------------  ------------ ------------  ------------
Gross profit                                           12,014        10,140       24,380        18,906
Selling, general and administrative expenses           10,713         7,317       19,920        13,506
Non-recurring restructuring charge                      1,091            --        2,491            --
Non-recurring compensation expense                         --           682           --           682
                                                 ------------  ------------ ------------  ------------
Operating income                                          210         2,141        1,969         4,718
Interest expense                                        2,106           631        4,220         1,285
Interest income                                           (43)           --         (170)          (12)
Other expense (income), net                               (67)           31         (131)         (107)
Put warrant valuation adjustment                         (289)           --       (1,198)           --
                                                 ------------  ------------ ------------  ------------
Income (loss) before income taxes and
  minority interest                                    (1,497)        1,479         (752)        3,552
Income tax (benefit) expense                             (658)          563         (718)        1,351
                                                 ------------  ------------ ------------  ------------
Net income (loss) before minority interest               (839)          916          (34)        2,201
Minority interest                                         121            --          192            --
                                                 ------------  ------------ ------------  ------------
Net income (loss)                                $       (960) $        916 $       (226) $      2,201
                                                 ============  ============ ============  ============

Net income (loss) per common share - basic
  and diluted                                    $      (0.17) $       0.19 $      (0.04) $       0.45
                                                 ============  ============ ============  ============

Comprehensive income (loss):
  Net income (loss)                              $       (960) $        916 $       (226) $      2,201
  Currency translation adjustments                     (2,020)           --         (899)           --
                                                 ------------  ------------ ------------  ------------
  Comprehensive income (loss)                    $     (2,980) $        916 $     (1,125) $      2,201
                                                 ============  ============ ============  ============

                            See accompanying notes.

                               DENALI INCORPORATED
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)



                                                                         Six  months ended
                                                                      -----------------------
                                                                      January 1,  December 26,
                                                                         2000         1998
                                                                      ----------  ------------
                                                                           (In thousands)
OPERATING ACTIVITIES:

Net income                                                             $  (226)     $ 2,201
Adjustments to reconcile net income to net cash
   provided by operating activities:
       Depreciation                                                      2,426        1,154
       Amortization                                                      1,057          355
       Deferred tax                                                       (245)          --
       Put warrant valuation adjustment                                 (1,198)          --
       Provision for losses on accounts receivable                          50          159
       Gain on disposal of property, plant and equipment and
           assets held for sale                                           (280)          --
       Changes in operating assets and liabilities:
              Accounts receivable                                        1,624       (3,095)
              Inventories                                                1,816       (1,616)
              Prepaid expenses                                           3,409         (280)
              Other assets and liabilities                                 382         (149)
              Accounts payable                                          (2,998)       1,914
              Accrued liabilities                                       (4,641)         573
              Income tax receivable/payable                             (1,076)        (644)
                                                                       -------      -------
Net cash provided by operating activities                                  100          572
INVESTING ACTIVITIES:
Acquisitions, net of cash acquired                                      (3,745)      (1,757)
Purchases of property, plant and equipment                              (3,045)      (1,166)
Proceeds from sale of property, plant and equipment and
   assets held for sale                                                    503           --
                                                                       -------      -------
Net cash used in investing activities                                   (6,287)      (2,923)

FINANCING ACTIVITIES:
Net borrowings under revolving lines of credit                           6,468        2,915
Net borrowings (repayments) on term notes and other long-term debt       1,955         (581)
                                                                       -------      -------
Net cash provided by financing activities                                8,423        2,334

Effect of exchange rate changes on cash                                   (143)          --
                                                                       -------      -------
Increase (decrease) in cash                                              2,093          (17)
Cash at beginning of period                                              1,824          175
                                                                       -------      -------
Cash at end of period                                                  $ 3,917      $   158
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

2.     INVENTORIES

       Inventories are summarized below (in thousands):


                                                                              January 1, 2000        July 3, 1999
                                                                              ---------------        ------------
       Finished goods                                                           $   10,179            $   10,546
       Raw materials                                                                 9,127                 8,672
       Work in process                                                               6,365                 6,957
                                                                                ----------            ----------
                                                                                $   25,671            $   26,175
                                                                                ==========            ==========

3.     PER SHARE INFORMATION

       The following table sets forth the weighted average shares outstanding for the computation of basic and diluted earnings per share:


                                                            Three Months Ended               Six Months Ended
                                                       ---------------------------     ----------------------------
                                                       January 1,     December 26,      January 1,     December 26,
                                                          2000            1998             2000            1998
                                                       -----------    -------------    -----------     -----------
                                                                        (Share data in thousands)
Weighted average common shares outstanding                 5,520           4,853            5,476          4,841
Dilutive securities - employee stock options                   -               -                -              4
                                                         -------         -------          --------        ------
Weighted average common shares outstanding
   assuming full dilution                                  5,520           4,853            5,476          4,845
                                                         =======         =======          =======         ======

4.   FOREIGN CURRENCY TRANSLATION

     The Company's foreign subsidiaries use the local currency as their functional currency. Financial statements of these subsidiaries are translated into U.S. dollars using the exchange rate at the balance sheet dates for assets and liabilities and a weighted average exchange rate for each period for revenues, expenses, gains and losses and cash flows. The impact of currency fluctuations is recorded as comprehensive income. For the six months ended January 1, 2000, the Company had a foreign currency translation loss of $899,000 which is recorded as comprehensive loss and is classified as a separate component of stockholders' equity.

5.   INCOME TAXES

     The Company's provision for income taxes for the three months and six months ended January 1, 2000 differs from the U.S. statutory rate primarily due to the put warrant valuation adjustment which is not taxable, non-deductible goodwill amortization and other permanent differences.

6.   LONG-TERM DEBT

     On January 12, 1999, the Company entered into a new senior credit facility with a group of lenders to refinance its revolving and term credit arrangements, as amended, to provide working capital and an acquisition line of credit. This senior credit facility provides for a maximum of $20.0 million in a revolving credit facility due in January 2004, and a term loan up to $20.0 million with equal quarterly payments plus interest of $500,000 the first year, $750,000 the second year, $1.0 million the third year, $1.25 million the fourth year, and $1.5 million the fifth year. The credit facility also provides for up to a $35.0 million acquisition term loan with the first principal installment due 21 months following the closing of the credit facility. As of January 1, 2000, the Company had outstanding indebtedness of $18.0 million under the term loan, $13.5 million under the revolving lines of credit and $18.3 million under the acquisition term loan. The revolving credit notes and term loans provide for borrowings, at the Company's option, at either the lender's prime rate plus a margin of 1.75% or varying rates of LIBOR plus 3.0%. The acquisition term loans provide for borrowing, at the Company's option, at either the lender's prime rate plus a margin of 2.25% or at varying rates of LIBOR plus 3.5%.

     This senior credit facility provides availability for letters of credit up to $10.0 million subject to availability of borrowing capacity under the revolving credit notes. As of January 1, 2000, the Company had $1.7 million of letters of credit outstanding. The senior credit facility requires the Company to maintain certain financial covenants and requires an annual fee of .50% on the unused portion of the revolving credit notes and .75% on the unused portion of the acquisition term loan. The senior credit facility is secured by substantially all of the assets of the Company's subsidiaries.

     On July 1, 1999, the Company issued $15 million, or $13.3 million net of discount (of which $3,999,000 is to certain directors of the Company and is classified separately as related party subordinated debt on the balance sheet) in senior subordinated notes ("subordinated notes"), bearing interest at 12% and maturing in 2006. The subordinated notes were issued with detachable warrants that enable the holder to purchase up to 534,873 common shares at $7.54 per share. The warrants are exercisable immediately and expire in 2006. The warrants or warrant shares also feature a put option that allows the holder to put up to 1/3 of the warrants or warrant shares each year at fair market value beginning in year five and expiring in year ten. The Company has an option to terminate the obligation to repurchase the warrants or warrant shares for a total fee not to exceed $2.46 million. The warrants were recorded at fair value of $1,733,000 based on the Black Scholes valuation model, which has been recorded as a liability, and a related discount on the senior subordinated debt was recorded for the same amount. This discount will be amortized over the seven-year term of the subordinated notes as additional interest expense. The liability will be adjusted to the fair value of the warrants in future periods not to exceed $2.46 million. At January 1, 2000, the liability had been reduced by $1,198,000 to $535,000. This change has been recorded as a separate line item on the consolidated statement of operations. The proceeds from the subordinated notes issuance were used in the funding of the acquisition of Welna. The subordinated notes require the Company to maintain certain financial covenants.

     As a result of the lower than expected operating results during the first six months of fiscal 2000, the Company was not in compliance with certain of the financial covenants in both its senior credit facility and its senior subordinated notes as of January 1, 2000. The Company has requested that its lenders provide waivers or amendments of the applicable covenants as of January 1, 2000, but has not yet obtained such waivers. In addition, the Company anticipates that it will not be in compliance with certain of its financial covenants as of March 31, 2000. Because of the existing technical defaults and because of the anticipated technical defaults in March, the Company has classified $56,217,000 of its long-term debt as current liabilities at January 1, 2000. The Company expects to resolve this situation by raising additional equity to reduce its current borrowings. The Company does not anticipate that its lenders will accelerate the maturity of the loans or discontinue the current revolving credit facility. However, if these events were to occur or if the Company is not successful in raising additional equity, the Company may be required to seek alternative financing or other remedies.

     In June 1999, the Company entered into a new senior credit facility ("Senior Dutch Facility") with two Netherland financial institutions to finance the acquisition of Welna. The new Senior Dutch Facility provides for two term loans for a total facility of Dutch guilders (NLG) 25 million. Term Loan A provides for borrowings of NLG 15 million with quarterly payments of NLG 625,000 beginning October 1, 1999. Term Loan B provides for borrowings of NLG 10 million with principal due at date of maturity (August 1, 2001). As of January 1, 2000, the Company had outstanding indebtedness of NLG 24.3 million, or approximately $11.1 million. The term loans bear interest at Euribor plus 1.75%. The Senior Dutch Facility requires the Company to maintain certain financial covenants. The Company is in compliance with all financial covenants as of January 1, 2000. The facility is secured by substantially all of Welna's assets.

7.   ACQUISITIONS

     On September 3, 1999, the Company acquired 67.5% of the issued and outstanding stock of Manantial Chile S.A. ("Manantial"), a company that designs, equips, installs and commissions industrial and municipal water and wastewater treatment plants and systems for approximately $1.1 million in cash and 27,199 shares of common stock valued at $213,000.

     In addition, on November 11, 1999, the Company acquired all of the issued and outstanding stock of HP Valves, a valve manufacturer located in Oldenzaal, The Netherlands for $2.8 million in cash, assumption of $1.4 million of debt, and 108,500 shares of common stock valued at $472,000.

     Both of the acquisitions described above were accounted for under the purchase method of accounting whereby the assets and liabilities were adjusted to their estimated fair value at the acquisition date.

     In connection with the July 1, 1999 acquisition of Welna N.V., a Dutch company formerly listed on the Official Market of the Amsterdam Stock Exchange, the Company has adjusted the preliminary estimates of the fair market value of the purchased assets and liabilities resulting in a NLG 750,000 or approximately $350,000 decrease in goodwill.

8.   RESTRUCTURING OF OPERATIONS

     On October 11, 1999, the Company announced the restructuring of certain operations, including the closure of the Conroe manufacturing facility. In connection with this restructuring plan, the Company accrued and recorded as expense $2,276,000 of involuntary termination benefits covering 96 employees. These costs, incurred during the first six months of fiscal 2000, are included in the non-recurring restructuring charge totaling $2,491,000 which is recorded as a separate line item on the consolidated statement of operations. These termination benefits are related to employee terminations associated with the Conroe manufacturing facility closure and workforce reductions associated with the consolidation and reduction of selling, general and administrative support in the U.S. and European operations. As of January 1, 2000, termination benefits totaling $1,965,000 for 70 employees had been paid and charged against this liability. Certain costs associated with this plan had not yet been incurred as of January 1, 2000 and will result in additional charges in the remaining months of fiscal 2000.

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

10.  SEGMENT DATA

     The Company has adopted Statement of Financial Accounting Standards No. 131
- "Disclosures About Segments of an Enterprise and Related Information" that requires disclosure of financial and descriptive information about the Company's reportable operating segments. The operating segments presented are the segments of the Company for which separate financial information is available and operating performance is evaluated regularly by senior management in deciding how to allocate resources and in assessing performance. The Company evaluates the performance of its operating segments based on revenues, operating income and working capital efficiencies.

     In fiscal year 1999, the Company operated in two industry segments:
Containment Solutions and Specialty Solutions. The Containment Solutions segment specializes in the manufacture of fiberglass underground storage tanks and steel reinforced above ground storage tanks for fluids handling. The Specialty Solutions segment provides engineered solutions for the containment of fluids, specializes in fiberglass reinforced plastic products for corrosion resistant applications and engineered metal products for the municipal and industrial markets. For fiscal 1999, except for certain revenues with respect to license agreements with manufacturers located outside of the United States, which revenues are not material as considered in relation to the Company's total net revenues, the Company operated in only one geographic segment, the United States. Beginning in fiscal year 2000, the Company, through its Welna and Manantial subsidiaries, has global operations, with a primary concentration in Europe. These subsidiaries are reported as an additional segment for segment reporting. All intersegment net revenues and expenses are immaterial and have been eliminated in computing net revenues and operating income.

     The following is a summary of the industry segment data for the six months ended December 26, 1998 and January 1, 2000 (in thousands):


                                                             Net      Operating
                                                          Revenues     Income
                                                          ---------   ---------
Six months ended December 26, 1998:

Containment Solutions .............................       $48,570       $ 4,801
Specialty Solutions ...............................        25,318         1,559
Corporate .........................................            --          (960)
Non-recurring compensation charge .................            --          (682)
                                                          -------       -------
Consolidated ......................................       $73,888       $ 4,718
                                                          =======       =======

Six months ended January 1, 2000:

Containment Solutions .............................       $34,007       $ 2,809
Specialty Solutions ...............................        30,496         1,366
International .....................................        33,418         1,589
Corporate .........................................            --        (1,304)
Restructuring charge - Containment Solutions ......            --          (500)
Restructuring charge - International ..............            --        (1,390)
Restructuring charge - Corporate ..................            --          (601)
                                                          -------       -------
Consolidated ......................................       $97,921       $ 1,969
                                                          =======       =======

     Operating income reconciles to income before income taxes as shown on the consolidated statements of operations as follows (in thousands):


                                                   December 26,     January 1,
                                                       1998            2000
                                                   ------------     ----------
Total segment operating income                       $ 4,718          $ 1,969
Interest expense                                       1,285            4,220
Interest income                                          (12)            (170)
Other income, net                                       (107)            (131)
Put warrant valuation adjustment                          --           (1,198)
                                                     -------          -------
Income (loss) before income taxes                    $ 3,552          $  (752)
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

     Since inception in 1994, the Company has acquired twelve businesses. Due to the magnitude of these acquisitions and the integration of the acquired operations with the Company's existing businesses, results of operations for prior periods are not necessarily comparable with or indicative of current or future periods. Each of the acquisitions has been accounted for under the purchase method of accounting. Accordingly, the acquired businesses have been included in the Company's results of operations from the date of acquisition.

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

     On November 11, 1999, the Company acquired all of the issued and outstanding stock of HP Valves, a valve manufacturer located in Oldenzaal, The Netherlands for $2.8 million in cash, assumption of $1.4 million of debt, and 108,500 shares of common stock valued at $472,000.

RESULTS OF OPERATIONS

Three months ended January 1, 2000 compared with three months ended December 26, 1998

     Net revenues increased $11.2 million, or 29.2%, to $49.6 million in the second quarter of fiscal 2000 from $38.4 million in the same quarter of fiscal 1999. Net revenues increased a total of $20.9 million in the fiscal 2000 period from the inclusion of the new acquisitions (Welna, Manantial, HP Valves, Belco and Plasti-Fab). The remaining $9.7 million decrease in revenues resulted primarily from a decrease in revenues at Containment Solutions from $25.0 million in the fiscal 1999 period to $15.2 million in the fiscal 2000 period due to less demand in the petroleum equipment industry. The decrease in demand is the result of the majority of tank owners having met the 1998 Environmental Protection Agency deadline mandating upgrades or replacement of all underground storage tanks. Due to this market shift, the Company on October 11, 1999 announced a cost reduction plan designed to reduce operating expenses by $4.5 million annually. The plan includes the closure of a domestic manufacturing facility and the elimination of related personnel and overhead costs and the integration of other businesses to improve operating and administrative efficiencies.

     Gross profit increased $1.9 million, or 18.5%, to $12.0 million in the fiscal 2000 period from $10.1 million in the fiscal 1999 period. $5.7 million of the increase was related to the addition of the international operations, Belco and Plasti-Fab. This increase was offset by a $3.2 million decrease in gross profit at Containment Solutions and a $0.6 million decrease at Specialty Solutions. Gross margin for the Company decreased to 24.2% from 26.4% in the prior year quarter primarily due to the decrease in sales volume at Containment Solutions, partially offset by the inclusion of Welna with gross margins of 28.3%.

     Selling, general and administrative expenses increased $3.4 million to $10.7 million in the first quarter of fiscal 2000 from $7.3 million in the same period last year. The increase is primarily attributable to additional expenses associated with the new acquisitions, offset by decreases in sales and marketing expenses at Containment Solutions. Selling, general and administrative expenses as a percentage of net revenues increased to 21.6% from 19.1% in the prior fiscal period, primarily due to the new acquisitions.

     The Company recognized a $682,000 non-recurring compensation charge in the second quarter of fiscal 1999 related to a salary continuation agreement.

     The Company recognized a $1.1 million restructuring charge in the second quarter of fiscal 2000 in connection with its restructuring plan. See Note 8 of the Notes to the Consolidated Financial Statements for further discussion.

     The Company's fiscal 2000 provision for income taxes differs from the U.S. statutory rate due to the put warrant valuation adjustment, state income taxes and other permanent differences. The Company's fiscal 1999 provision for income taxes differs from the U.S. statutory rate due to state income taxes and other permanent differences.

     Due to the above factors, net income decreased from $916,000 in the prior fiscal year period to a loss of $(960,000) in the current fiscal year period. Excluding the impact of the restructuring charge and warrant valuation adjustments in fiscal year 2000, the net loss was $556,000, or $0.10 loss per share, versus $0.28 earnings per share in fiscal year 1999, excluding the non-recurring compensation charge.

Six months ended January 1, 2000 compared with six months ended December 26,
1998

     Net sales increased $24.0 million, or 32.5%, to $97.9 million in the first six months of fiscal 2000 from $73.9 million in the same period of fiscal 1999. A total of $39.3 million of the increase resulted from the inclusion of the new acquisitions (Welna, Manantial, HP Valves, Belco and Plasti-Fab). The remaining $15.3 million decrease in sales primarily resulted from a $16.3 million decrease in sales at Containment Solutions from $48.2 million in the fiscal 1999 period to $31.9 million in the fiscal 2000 period due to less demand in the petroleum equipment industry. The decrease at Containment Solutions was offset by an increase at Specialty Solutions of approximately $1.0 million.

     Gross profit increased $5.5 million, or 29.0%, to $24.4 million in the fiscal 2000 period from $18.9 million in the fiscal 1999 period. $10.8 million of the increase was related to the new acquisitions. This increase was offset by a $4.7 million decrease in gross profit at Containment Solutions and a $0.6 million decrease at Specialty Solutions. Gross margin for the Company decreased to 24.9% from 25.6% in the prior year period primarily due to the decrease in sales volume at Containment Solutions, partially offset by the inclusion of Welna with gross margins of 28.8%.

     Selling, general and administrative expenses increased $6.4 million to $19.9 million for the first six months of fiscal 2000 from $13.5 million in the same period last year. The increase is primarily attributable to additional expenses associated with the new acquisitions, offset by decreased sales and marketing expenses at Containment Solutions and Specialty Solutions.

     The Company recognized a $682,000 non-recurring compensation charge in the second quarter of fiscal 1999 related to a salary continuation agreement.

     The Company recognized a $2.5 million restructuring charge during the first six months of fiscal 2000 in connection with its restructuring plan. See Note 8 of the Notes to the Consolidated Financial Statements for further discussion.

     The Company's fiscal 2000 provision for income taxes differs from the U.S. statutory rate due to the put warrant valuation adjustment, state income taxes and other permanent differences. The Company's fiscal 1999 provision for income taxes differs from the U.S. statutory rate due to state income taxes and other permanent differences.

     Due to the above factors, net loss in the first six months of fiscal 2000 was $(226,000), or $(0.04) per share, compared with net income of $2,201,000, or $0.45 per share, in the prior year six month period. Excluding the impact of the restructuring charge and warrant valuation adjustments, net income was $158,000, or $0.03 earnings per share for the first six months of fiscal 2000 compared to $2,624,000, or $0.54 earnings per share for the same period last year.

LIQUIDITY AND CAPITAL RESOURCES

     During the first six months of fiscal 2000, exclusive of acquisitions, the Company's operating activities used $8.7 million of cash to reduce accounts payable ($3.0 million), accrued liabilities ($4.6 million) and income taxes ($1.1 million). Decreases in accounts receivable, inventories and prepaid expenses provided $6.8 million of cash. The Company borrowed $8.4 million with the cash used primarily to conclude the purchase of HP Valves and Manantial and for payments associated with restructuring operations and working capital additions.

     The Company's Credit Facility with its principal lender provides for revolving lines of credit and secured term loans of up to an aggregate of $75 million, including a $35 million acquisition term loan. As of January 1, 2000, the Company had outstanding indebtedness of $36.3 million under the term loans and $13.5 million under the revolving lines of credit. Borrowings under this Credit Facility are secured by liens on substantially all of the Company's assets. See Note 6 of Notes to the Consolidated Financial Statements for certain information regarding the Credit Facility. The revolving credit facility and term loan provide for borrowings, at the Company's option, at either the bank's prime rate plus a margin of 1.75% or varying rates of LIBOR plus 3.0%. The acquisition term loan provides for borrowings, at the Company's option, at either the bank's prime rate plus a margin of 2.25%, or at varying rates of LIBOR plus 3.5%. The Credit Facility has a five-year term expiring in January 2004.

     This senior credit facility provides availability for letters of credit up to $10.0 million subject to availability of borrowing capacity under the revolving credit notes. As of January 1, 2000, the Company had $1.7 million of letters of credit outstanding. The senior credit facility requires the Company to maintain certain financial covenants and requires an annual fee of .50% on the unused portion of the revolving credit notes and .75% on the unused portion of the acquisition term loan.

     On July 1, 1999, the Company issued $15 million or $13.3 million net of discount (of which $3,999,000 is to certain directors of the Company and is classified separately as related party subordinated debt on the balance sheet) in senior subordinated notes ("subordinated notes") bearing interest at 12% and maturing in 2006. The subordinated notes were issued with detachable warrants that enable the holder to purchase up to 534,873 common shares at $7.54 per share. The warrants are exercisable immediately and expire in 2006. The warrants or warrant shares also feature a put option that allows the holder to put up to 1/3 of the warrants or warrant shares each year at fair market value beginning in year five and expiring in year ten. The Company has an option to terminate the obligation to repurchase the warrants or warrant shares for a total fee not to exceed $2.46 million. The warrants were recorded at fair value of $1,733,000 based on the Black Scholes valuation model, which has been recorded as a liability, and a related discount on the senior subordinated debt was recorded for the same amount. This discount will be amortized over the seven-year term of the note as additional interest expense. The liability will be adjusted to the fair value of the warrants in future periods not to exceed $2.46 million. The proceeds from the subordinated debt issuance were used in the funding of the acquisition of Welna. At January 1, 2000, the liability was reduced by $1,198,000 to $535,000. This change has been recorded as a separate line item on the consolidated statement of operations. The subordinated notes require the Company to maintain certain financial covenants.

     As a result of the lower than expected operating results during the first six months of fiscal 2000, the Company was not in compliance with certain of the financial covenants in both its senior credit facility and its senior subordinated notes as of January 1, 2000. The Company has requested that its lenders provide waivers or amendments of the applicable covenants as of January 1, 2000, but has not yet obtained such waivers. In addition, the Company anticipates that it will not be in compliance with certain of its financial covenants as of March 31, 2000. Because of the existing technical defaults and because of the anticipated technical defaults in March, the Company has classified $56,217,000 of its long-term debt as current liabilities at January 1, 2000. The Company expects to resolve this situation by raising additional equity to reduce its current borrowings. The Company does not anticipate that its lenders will accelerate the maturity of the loans or discontinue the current revolving credit facility. However, if these events were to occur or if the Company is not successful in raising additional equity, the Company may be required to seek alternative financing or other remedies.

     In June 1999, the Company entered into a new senior credit facility with two Netherlands financial institutions ("Senior Dutch Facility") to finance the acquisition of Welna. The new Senior Dutch Facility provides for two term loans for a total facility of Dutch guilders (NLG) 25 million. Term Loan A provides for borrowings of NLG 15 million with quarterly payments of NLG 625,000 beginning October 1, 1999. Term Loan B provides for borrowings of NLG 10 million with principal due at date of maturity (August 1, 2001). As of January 1, 2000, the Company had outstanding indebtedness of NLG 24.3 million, or approximately $11.1 million. The term loans bear interest at Euribor plus 1.75%. The Senior Dutch Facility requires the Company to maintain certain financial covenants. The Company is in compliance with all financial covenants as of January 1, 2000. The facility is secured by substantially all of Welna's assets.

     The Company also assumed approximately $15 million in debt, net of cash acquired, with the acquisition of Welna on July 1, 1999. The debt bears interest at an average of approximately 4.2% and consists primarily of lines of credit facilities that are due on demand with various financial institutions.

     The Company's capital requirements have primarily related to acquisitions of businesses in the critical fluids handling industry. The Company has made cash payments net of cash acquired for acquisitions of approximately $98.1 million in the aggregate since inception in December 1994. The source of this cash primarily has been bank debt along with proceeds from the sale of idle assets and use of cash provided by operations. The Company intends to focus on debt reduction and the integration of its prior and recent acquisitions for the remainder of fiscal year 2000.

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

                           PART II. OTHER INFORMATION


ITEM 1.           LEGAL PROCEEDINGS

         Not applicable

ITEM 2.           CHANGES IN SECURITIES AND USE OF PROCEEDS

     On September 3, 1999, the Company issued and sold 27,199 shares of its common stock in a private transaction exempt from the registration provisions of the Securities Act pursuant to Section 4(2) thereof as a transaction not involving a public offering. These shares were issued to four persons who were the owners of certain shares of stock of Manantial Chile S.A. The Company issued these shares of common stock as partial consideration for the acquisition by the Company of 67.5% of the issued and outstanding shares of Manantial Chile S.A. These four persons were the only offerees in these transactions, and no public solicitation was made. All offerees were provided access to relevant information regarding the Company, and the share certificates issued to each of them contain a restrictive legend prohibiting transfer of the shares in violation of federal securities laws.

     On November 11, 1999, the Company issued and sold 108,500 shares of its common stock in a private transaction exempt from the registration provisions of the Securities Act pursuant to Section 4(2) thereof as a transaction not involving a public offering. These shares were issued to one person who was the owner of certain shares of stock of HP Valves. The Company issued these shares of common stock as partial consideration for the acquisition by the Company of all of the issued and outstanding shares of HP Valves. This one person was the only offeree in these transactions, and no public solicitation was made. The offeree was provided access to relevant information regarding the Company, and the share certificate issued contained a restrictive legend prohibiting transfer of the shares in violation of federal securities laws.

ITEM 3.           DEFAULTS UPON SENIOR SECURITIES

     As of January 1, 2000, the Company was in default on the Total Leverage Ratio, Maximum Senior Leverage Ratio, Total Minimum Interest Coverage, Maximum Domestic Leverage Ratio and Maximum Senior Domestic Leverage Ratio covenants with both its U.S. senior credit facility and senior subordinated note holders.

     In addition, as of January 1, 2000, the Company was in default on the Minimum Domestic Interest Coverage covenant with its U.S. senior credit facility, but not the senior subordinated note holders.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company's Annual Meeting of Stockholders was held on October 25, 1999. Matters voted upon at the Annual Meeting, and the results of the votes, are as follows:

         1. The election of three Class B directors to serve until the 2002 Annual Meeting.

                                             No. of            No. of
                      Name                  Votes For      Votes Withheld
                  ------------              ---------      --------------
                  Ernest H. Cockrell        4,554,343         4,900
                  Thomas D. Simmons, Jr.    4,554,843         4,400
                  Joel V. Staff             4,554,843         4,400

         2.       To approve the 1999 Stock Incentive Plan.


                   No. of            No. of          No. of           No. of
                  Votes For       Votes Against  Votes Abstaining   Non-Votes
                  ---------       -------------  ----------------   ----------
                  2,787,760           61,476         8,415          2,565,564

         3. To approve the appointment of Ernst & Young LLP as independent certified public accountants for the Company for the fiscal year ending July 1, 2000.


                   No. of       No. of           No. of             No. of
                  Votes For  Votes Against  Votes Abstaining      Non-Votes
                  ---------  -------------  ----------------     ----------
                  4,508,913      8,500          41,830             863,972

ITEM 5.           OTHER INFORMATION

         Not applicable

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K.

         A.       Exhibits

                  10.70        Letter of  severance  agreement  between  Henk A.
                               Kroes and Welna N.V. dated October 4, 1999

                  10.71 Severance Agreement and Release and Waiver of All Claims between Denali Incorporated and Melford S. Carter, Jr. dated December 3, 1999

                  27           Financial Data Schedule

         B.       Reports on Form 8-K

                  None

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


                                              Denali Incorporated
                                              -------------------
                                                 (Registrant)




Date:              February 15, 2000          /s/ R. KEVIN ANDREWS
                                              ----------------------
                                              R. Kevin Andrews
                                              Chief Financial Officer
                                              (Principal Financial Officer and
                                              Principal Accounting Officer)

                                INDEX TO EXHIBITS


Exhibit
Number     Description of Exhibit
------     ----------------------


10.70    Letter of severance agreement between Henk A. Kroes and Welna N.V.
         dated October 4, 1999

10.71    Severance   Agreement  and  Release  and  Waiver  of  All  Claims
         Between  Denali Incorporated and Melford S. Carter, Jr. dated
         December 3, 1999

27       Financial Data Schedule