Form 10-Q
period 2000-04-01
DENALI INC
filed 2000-05-16
CIK 1046594

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q



(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED APRIL 1, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

Commission File Number   000-23353
                         -----------

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


As of April 30, 2000, the number of shares of common stock outstanding was 5,558,914.

                              DENALI INCORPORATED
                 FORM 10-Q FOR THE QUARTER ENDED APRIL 1, 2000

                                     INDEX


                                                                                                           Page No.
                                                                                                           --------
Part I.           FINANCIAL INFORMATION

Item 1.           Financial Statements (Unaudited)

                  Consolidated Balance Sheets.............................................................     1

                  Consolidated Statements of Operations...................................................     2

                  Consolidated Statements of Cash Flows...................................................     3

                  Notes to Consolidated Financial Statements..............................................     4

Item 2.           Management's Discussion and Analysis of Financial Condition and
                  Results of Operations ..................................................................     9

Item 3.           Quantitative and Qualitative Disclosure About Market Risk...............................    13


Part II.          OTHER INFORMATION

Item 1.           Legal Proceedings ......................................................................    14

Item 2.           Changes in Securities and Use of Proceeds...............................................    14

Item 3.           Defaults Upon Senior Securities.........................................................    14

Item 4.           Submission of Matters to a Vote of Security Holders.....................................    14

Item 5.           Other Information ......................................................................    14

Item 6.           Exhibits and Reports on Form 8-K........................................................    15

Signatures        ........................................................................................    16

Index to Exhibits ........................................................................................    17


                         PART I. FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS

                              DENALI INCORPORATED
                          CONSOLIDATED BALANCE SHEETS


                                                                               April 1,            July 3,
                                                                                2000                1999
                                                                             -----------          --------
                                                                            (Unaudited)             (Note)
                                           ASSETS                                   (In thousands)
Current assets:
       Cash                                                                  $    4,340          $     1,824
       Accounts receivable, net of allowances of
              $1,042,000 at April 1, 2000 and $1,419,000
              at July 3, 1999                                                    39,459               38,862
       Inventories                                                               27,305               26,175
       Income tax receivable                                                      1,709                   --
       Prepaid expenses                                                           3,370                4,052
       Other receivables                                                             --                2,591
       Deferred tax assets                                                        1,164                1,135
                                                                             ----------          -----------
Total current assets                                                             77,347               74,639
Property, plant and equipment, net                                               46,170               46,938
Goodwill, net                                                                    51,276               50,651
Other assets                                                                      4,373                3,898
Assets held for sale                                                                249                  449
                                                                             ----------          -----------
Total assets                                                                 $  179,415          $   176,575
                                                                             ==========          ===========

                   LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
       Accounts payable                                                      $   19,284          $    19,047
       Accrued liabilities                                                       11,687               15,777
       Lines of credit                                                           23,353               16,217
       Income taxes payable                                                          --                1,757
       Current maturities of long-term debt                                       6,545                4,030
       Long-term debt in technical default (Note 6)                              58,334                   --
       Related party subordinated debt in technical default (Note 6)              3,999                   --
                                                                             ----------          -----------
Total current liabilities                                                       123,202               56,828
Long-term debt, less current maturities                                          13,110               68,002
Related party subordinated debt                                                      --                3,980
Accrued pension costs                                                             1,880                2,109
Minority interest                                                                 1,775                1,571
Deferred taxes                                                                    1,838                1,692
Other long-term liabilities                                                       2,482                3,824
Commitments and contingencies
Stockholders' equity:
       Common stock, $.01 par value
             Authorized shares - 30,000,000
             Issued and outstanding shares -5,558,914 at
             April 1, 2000 and 5,423,215 at July 3, 1999                             56                   54
       Additional paid-in capital                                                35,639               34,956
       Other accumulated comprehensive loss                                      (2,129)                  --
       Retained earnings                                                          1,562                3,559
                                                                             ----------          -----------
Total stockholders' equity                                                       35,128               38,569
                                                                             ----------          -----------
Total liabilities and stockholders' equity                                   $  179,415          $   176,575
                                                                             ==========          ===========



                            See accompanying notes.

Note: The balance sheet at July 3, 1999 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

                              DENALI INCORPORATED
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


                                                             Three months ended               Nine months ended
                                                       ---------------------------      ---------------------------
                                                         April 1,       March 27,         April 1,       March 27,
                                                           2000           1999              2000           1999
                                                       -----------     -----------      -----------     -----------
                                                                    (In thousands, except per share amounts)

Net revenues                                           $    46,142     $    36,328      $   144,063     $   110,216
Cost of revenues                                            37,161          27,667          110,702          82,649
                                                       -----------     -----------      -----------     -----------
Gross profit                                                 8,981           8,661           33,361          27,567
Selling, general and administrative expenses                 8,962           7,065           28,882          20,571
Restructuring and non-recurring charge                         190               -            2,681               -
Non-recurring compensation expense                               -               -                -             682
                                                       -----------     -----------      -----------     -----------
Operating income (loss)                                       (171)          1,596            1,798           6,314
Interest expense                                             2,426             925            6,646           2,210
Interest income                                                  -             (23)            (170)            (35)
Other (income) expense, net                                     96             (66)             (35)           (173)
Put warrant valuation adjustment                                 -               -           (1,198)              -
                                                       -----------     -----------      -----------     -----------
Income (loss) before income taxes and
  minority interest                                         (2,693)            760           (3,445)          4,312
Income tax (benefit) expense                                  (983)            284           (1,701)          1,635
                                                       -----------     -----------      -----------     -----------
Net income (loss) before minority interest
  and extraordinary item                                    (1,710)            476           (1,744)          2,677
Extraordinary loss on early extinguishment
  of debt, net                                                   -            (281)               -            (281)
Minority interest                                               61               -              253               -
                                                       -----------     -----------      -----------     -----------
Net income (loss)                                      $    (1,771)    $       195      $    (1,997)    $     2,396
                                                       ===========     ===========      ===========     ===========

Net income (loss) per common share - basic
  and diluted:
  Income (loss) before extraordinary item              $     (0.32)    $     0.10       $     (0.36)    $     0.55
  Extraordinary item                                             -          (0.06)                -          (0.06)
                                                       -----------     ----------       -----------     ----------
  Net income (loss) per common share                   $     (0.32)    $     0.04       $     (0.36)    $     0.49
                                                       ===========     ==========       ===========     ==========

Comprehensive income (loss):
  Net income (loss)                                    $    (1,771)    $       195      $    (1,997)    $     2,396
  Currency translation adjustments                          (1,230)              -           (2,129)              -
                                                       -----------     -----------      -----------     -----------
  Comprehensive income (loss)                          $    (3,001)    $       195      $    (4,126)    $     2,396
                                                       ===========     ===========      ===========     ===========

                            See accompanying notes.

                              DENALI INCORPORATED
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                                                        Nine months ended
                                                                                 ----------------------------
                                                                                   April 1,         March 27,
                                                                                     2000             1999
                                                                                 -----------       ----------
                                                                                         (In thousands)
OPERATING ACTIVITIES:
Net income (loss)                                                                $    (1,997)      $    2,396
Adjustments to reconcile net income to net cash
   provided by operating activities:
       Depreciation                                                                    3,679            1,813
       Amortization                                                                    1,533              568
       Deferred tax                                                                      654               --
       Put warrant valuation adjustment                                               (1,198)              --
       Provision for losses on accounts receivable                                       180              229
       Gain on disposal of property, plant and equipment and
           assets held for sale                                                         (280)              --
       Changes in operating assets and liabilities:
              Accounts receivable                                                       (369)           1,273
              Inventories                                                               (464)          (3,911)
              Prepaid expenses                                                         3,346             (900)
              Other assets and liabilities                                              (237)             279
              Accounts payable                                                           196             (891)
              Accrued liabilities                                                     (5,269)           1,652
              Income tax receivable/payable                                           (3,580)            (572)
                                                                                 -----------       ----------
Net cash provided by (used in) operating activities                                   (3,806)           1,936
INVESTING ACTIVITIES:
Acquisitions, net of cash acquired                                                    (3,977)          (6,702)
Purchases of property, plant and equipment                                            (4,304)          (1,718)
Proceeds from sale of property, plant and equipment and
   assets held for sale                                                                  518               --
                                                                                 -----------       ----------
Net cash used in investing activities                                                 (7,763)          (8,420)

FINANCING ACTIVITIES:
Net borrowings (repayments) under revolving lines of credit                           14,727           (1,403)
Net borrowings (repayments) on term notes and other long-term debt                      (344)           9,559
Debt origination cost                                                                     --           (1,740)
                                                                                 -----------       ----------
Net cash provided by  financing activities                                            14,383            6,416

Effect of exchange rate changes on cash                                                 (298)              --
                                                                                 -----------       ----------
Increase (decrease) in cash                                                            2,516              (68)
Cash at beginning of period                                                            1,824              175
                                                                                 -----------       ----------
Cash at end of period                                                            $     4,340       $      107
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

2.     INVENTORIES

       Inventories are summarized below (in thousands):

                                        April 1, 2000       July 3, 1999
                                        -------------       ------------

       Finished goods                    $   10,095           $  10,546
       Raw materials                          9,872               8,672
       Work in process                        7,338               6,957
                                         ----------           ---------
                                         $   27,305           $  26,175
                                         ==========           =========

3.       PER SHARE INFORMATION

         The following table sets forth the weighted average shares outstanding for the computation of basic and diluted earnings per share:

                                                            Three Months Ended               Nine Months Ended
                                                     -----------------------------     -----------------------
                                                        April 1,        March 27,         April 1,      March 27,
                                                          2000             1999             2000          1999
                                                     ------------    -------------     ------------    ----------
                                                                           (Share data in thousands)

Weighted average common shares outstanding                 5,559           4,918            5,504          4,867
Dilutive securities - employee stock options                  --              --               --              2
                                                          ------         -------          -------         ------
Weighted average common shares outstanding
   assuming full dilution                                  5,559           4,918            5,504          4,869
                                                          ======         =======          =======         ======



         Options to purchase 223,055 and 506,416 shares of common stock and warrants to purchase zero and 534,873 shares of common stock were outstanding as of March 27, 1999 and April 1, 2000, respectively, but were not included in the computation of diluted earnings per share because their assumed exercise would have been anti-dilutive to earnings per share.

4.       FOREIGN CURRENCY TRANSLATION

         The Company's foreign subsidiaries use the local currency as their functional currency. Financial statements of these subsidiaries are translated into U.S. dollars using the exchange rate at the balance sheet dates for assets and liabilities and a weighted average exchange rate for each period for revenues, expenses, gains and losses and cash flows. The impact of currency fluctuations is recorded as comprehensive income. For the nine months ended April 1, 2000, the Company had a foreign currency translation loss of $2,129,000 which is recorded as comprehensive loss and is classified as a separate component of stockholders' equity.

5.       INCOME TAXES

         The Company's provision for income taxes for the three months and nine months ended April 1, 2000 differs from the U.S. statutory rate primarily due to the put warrant valuation adjustment which is not taxable, non-deductible goodwill amortization and other permanent differences.

6.       LONG-TERM DEBT

         On January 12, 1999, the Company entered into a new senior credit facility with a group of lenders to refinance its revolving and term credit arrangements, as amended most recently on February 24, 2000, to provide working capital and an acquisition line of credit. This senior credit facility provides for a maximum of $25.0 million in a revolving credit facility due in January 2004, and a term loan up to $20.0 million with equal quarterly payments plus interest of $500,000 the first year, $750,000 the second year, $1.0 million the third year, $1.25 million the fourth year, and $1.5 million the fifth year. The credit facility also provides for up to a $15.3 million acquisition term loan with the first principal installment due 21 months following the closing of the credit facility. As of April 1, 2000, the Company had outstanding indebtedness of $17.2 million under the term loan, $21.9 million under the revolving lines of credit and $15.3 million under the acquisition term loan. The revolving credit notes and term loans provide for borrowings, at the Company's option, at either the bank's prime rate plus margins of 1.25% to 2.75% or varying rates of LIBOR plus 2.5% to 4.0% based on the domestic leverage ratio levels. The acquisition term loans provide for borrowing, at the Company's option, at either the bank's prime rate plus margins of 1.75% to 3.25% or at varying rates of LIBOR plus 3.0% to 4.5% based on the domestic leverage ratio levels.

         This senior credit facility provides availability for letters of credit up to $10.0 million subject to availability of borrowing capacity under the revolving credit notes. As of April 1, 2000, the Company had $1.7 million of letters of credit outstanding. The senior credit facility requires the Company to maintain certain financial covenants and requires an annual fee of
 .50% on the unused portion of the revolving credit notes. The senior credit facility is secured by substantially all of the assets of the Company's U.S. subsidiaries.

         On July 1, 1999, the Company issued $15 million, or $13.3 million net of discount (of which $3,999,000 is to certain directors of the Company and is classified separately as related party subordinated debt on the balance sheet) in senior subordinated notes ("subordinated notes"), bearing interest at 12% and maturing in 2006. The subordinated notes were issued with detachable warrants that enable the holders to purchase up to 534,873 common shares at $7.54 per share. The warrants are exercisable immediately and expire in 2006. The warrants or warrant shares also feature a put option that allows the holder to put up to 1/3 of the warrants or warrant shares each year at fair market value beginning in year five and expiring in year seven. The warrants were recorded at fair value of $1,733,000 based on the Black Scholes valuation model, which has been recorded as a liability, and a related discount on the senior subordinated debt was recorded for the same amount. This discount will be amortized over the seven-year term of the subordinated notes as additional interest expense and the liability will be adjusted to the fair value of the warrants in future periods. At April 1, 2000, the liability had been reduced by $1,198,000 to $535,000. This change has been recorded as a separate line item on the consolidated statement of operations. The proceeds from the subordinated notes issuance were used in the funding of the acquisition of Welna. The subordinated notes require the Company to maintain certain financial covenants.

         As a result of the lower than expected operating results during the first nine months of fiscal 2000, the Company was not in compliance with certain of the financial covenants in both its senior credit facility and its senior subordinated notes as of April 1, 2000. In addition, the Company has a continuing covenant default with its subordinated note holders due to unresolved breaches of second quarter covenant targets. The bank group agreed to waive second quarter financial covenant defaults conditional on receipt of executed waivers from the Company's subordinated note holders. Because a waiver agreement has not yet been reached with the subordinated note holders, the Company continues in technical default with its U.S. bank group. Due to the ongoing default with the subordinated debt holders, the Company does not intend to seek another short-term waiver with its U.S. bank group until the proposed Blair transaction (see discussion below) is consummated. Because of existing technical defaults, the Company has classified $58,334,000 of its long-term debt as current liabilities at April 1, 2000. The Company expects to raise sufficient capital through the Blair transaction to reduce its senior domestic leverage ratio to acceptable levels for the U.S. bank group. The Company does not anticipate that its lenders will accelerate the maturity of the loans or discontinue the current revolving credit facility. However, if these events were to occur or if the Company is not successful in raising additional equity, the Company may be required to seek alternative financing or other remedies.

         In June 1999, the Company entered into a new senior credit facility ("Senior Dutch Facility") with two Netherland financial institutions to finance the acquisition of Welna. The new Senior Dutch Facility provides for two term loans for a total facility of Dutch guilders (NLG) 25 million. Term Loan A provides for borrowings of NLG 15 million with quarterly payments of NLG 625,000 beginning October 1, 1999. Term Loan B provides for borrowings of NLG 10 million with principal due at date of maturity (August 1, 2001). As of April 1, 2000, the Company had outstanding indebtedness of NLG 25.0 million, or approximately $10.8 million. The term loans bear interest at Euribor plus 1.75%. The Senior Dutch Facility requires the Company to maintain certain financial covenants. The Company is in compliance with all financial covenants as of April 1, 2000. The facility is secured by substantially all of Welna's assets.

         In May 2000, the Company announced the signing of a letter of intent with William Blair Mezzanine Capital Fund III, L.P. ("Blair") in which Blair proposes to invest $28 million in Denali through a combination of $11.2 million of 12% senior subordinated notes due June 2008, $8.8 million of convertible 12% senior subordinated notes due June 2008, and $8 million of common equity. This proposed investment is subject to certain conditions including satisfactory completion of due diligence by Blair and shareholder approval.

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

8.       RESTRUCTURING OF OPERATIONS

         On October 11, 1999, the Company announced the restructuring of certain operations, including the closure of the Conroe manufacturing facility. In connection with this restructuring plan, the Company accrued and recorded as expense $2,276,000 of involuntary termination benefits covering 96 employees. These costs are included in the non-recurring restructuring charge totaling $2,681,000 which is recorded as a separate line item on the consolidated statement of operations. These termination benefits are related to employee terminations associated with the Conroe manufacturing facility closure and workforce reductions associated with the consolidation and reduction of selling, general and administrative support in the U.S. and European operations. As of April 1, 2000, termination benefits totaling $2,162,000 for 78 employees had been paid and charged against this liability. Certain costs associated with this plan had not yet been incurred as of April 1, 2000 and will result in additional charges in the remaining months of fiscal 2000.

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

         In fiscal year 1999, the Company operated in two industry segments:
Containment Solutions and Specialty Solutions. The Containment Solutions segment specializes in the manufacture of fiberglass underground storage tanks and steel reinforced aboveground storage tanks for fluids handling. The Specialty Solutions segment provides engineered solutions for the containment of fluids, specializes in fiberglass reinforced plastic products for corrosion resistant applications and engineered metal products for the municipal and industrial markets. For fiscal 1999, except for certain revenues with respect to license agreements with manufacturers located outside of the United States, which revenues are not material as considered in relation to the Company's total net revenues, the Company operated in only one geographic segment, the United States. Beginning in fiscal year 2000, the Company, through its Welna and Manantial subsidiaries, has global operations, with a primary concentration in Europe. Welna is reported as an additional segment for segment reporting and Manantial is reported in Specialty Solutions. All intersegment net revenues and expenses are immaterial and have been eliminated in computing net revenues and operating income.

         The following is a summary of the industry segment data for the nine months ended March 27, 1999 and April 1, 2000 (in thousands):

                                                          Net        Operating
                                                       Revenues       Income
                                                      ---------      --------
  Nine months ended March 27, 1999:

  Containment Solutions..................           $    70,525      $  6,802
  Specialty Solutions....................                39,691         1,843
  Corporate..............................                    --        (1,649)
  Non-recurring compensation charge                          --          (682)
                                                      ---------      --------
  Consolidated...........................           $   110,216      $  6,314
                                                      =========      ========

  Nine months ended April 1, 2000:

  Containment Solutions..................           $    43,948      $  2,359
  Specialty Solutions....................                50,077         1,917
  Welna..................................                50,038         1,997
  Corporate..............................                    --        (1,794)
  Restructuring charge - Containment Solutions               --          (500)
  Restructuring charge - International...                    --        (1,390)
  Restructuring charge - Corporate                           --          (791)
                                                    -----------      --------
  Consolidated...........................           $   144,063      $  1,798
                                                    ===========      ========


         Operating income reconciles to income before income taxes as shown on the consolidated statements of operations as follows (in thousands):

                                                     April 1,       March 27,
                                                       2000           1999
                                                     --------       ---------

       Total segment operating income                $  1,798       $  6,314
       Interest expense                                 6,646          2,210
       Interest income                                   (170)           (35)
       Other income, net                                  (35)          (173)
       Put warrant valuation adjustment                (1,198)            --
                                                     --------       --------
       Income (loss) before income taxes             $ (3,445)      $  4,312
                                                     ========       ========

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

         On September 3, 1999, the Company acquired 67.5% of the issued and outstanding stock of Manantial Chile S.A., a company that designs, equips, installs and commissions industrial and municipal water and wastewater treatment plants and systems.

         Belco, Fibercast, Ershigs, SEFCO, Plasti-Fab and Manantial form the Company's Engineered Products Group known as Specialty Solutions.

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

RESULTS OF OPERATIONS

Three months ended April 1, 2000 compared with three months ended March 27,
1999

         Net revenues increased $9.8 million, or 27.0%, to $46.1 million in the third quarter of fiscal 2000 from $36.3 million in the same quarter of fiscal 1999. Net revenues increased a total of $18.2 million in the fiscal 2000 period from the inclusion of the new acquisitions (Welna, Manantial, HP Valves and Belco). The remaining $8.4 million decrease in revenues resulted primarily from a decrease in revenues at Containment Solutions of $10.3 million from $22.3 million in the fiscal 1999 period to $12.0 million in the fiscal 2000 period due to less demand in the petroleum equipment industry. The decrease in demand is the result of the majority of tank owners having met the 1998 Environmental Protection Agency deadline mandating upgrades or replacement of all underground storage tanks. Due to this market shift, the Company on October 11, 1999 announced a cost reduction plan designed to reduce operating expenses by $4.5 million annually. The plan includes the closure of a domestic manufacturing facility and the elimination of related personnel and overhead costs and the integration of other businesses to improve operating and administrative efficiencies.

         Gross profit increased $320,000, or 3.7%, to $9.0 million in the fiscal 2000 period from $8.7 million in the fiscal 1999 period. Approximately $3.8 million of the increase was related to the addition of the international operations and Belco. This increase was offset by a $3.4 million decrease in gross profit associated with the $10.3 million revenue decrease at Containment Solutions. Gross margin for the Company decreased to 19.5% from 23.8% in the prior year quarter primarily due to the decrease in sales volume at Containment Solutions, partially offset by the inclusion of Welna with gross margins of 22.0%.

         Selling, general and administrative expenses increased $1.9 million to $9.0 million in the third quarter of fiscal 2000 from $7.1 million in the same period last year. The increase is primarily attributable to additional expenses associated with the new acquisitions, offset by decreases in sales and marketing expenses at Containment Solutions and Specialty Solutions. Selling, general and administrative expenses as a percentage of net revenues was 19.4% for both periods reported.

         The Company recognized a restructuring charge of $190,000 in the third quarter of fiscal 2000 in connection with its restructuring plan. See Note 8 of the Notes to the Consolidated Financial Statements for further discussion.

         The Company's provision for income taxes differs from the U.S. statutory rate due to state income taxes and other permanent differences.

         Due to the above factors, net income decreased from $195,000 (including an extraordinary item of $281,000 loss) in the prior fiscal year period to a loss of $1,771,000 in the current fiscal year period. Excluding the impact of the restructuring charge in fiscal year 2000, the net loss was $1,650,000, or $0.30 loss per share, versus $0.10 earnings per share in fiscal year 1999, excluding the extraordinary item.

Nine months ended April 1, 2000 compared with nine months ended March 27, 1999

         Net sales increased $33.8 million, or 30.7%, to $144.0 million in the first nine months of fiscal 2000 from $110.2 million in the same period of fiscal 1999. A total of $57.5 million of the increase resulted from the inclusion of the new acquisitions (Welna, Manantial, HP Valves, Belco and Plasti-Fab). The remaining $23.7 million decrease in sales primarily resulted from a $26.6 million decrease in sales at Containment Solutions from $70.5 million in the fiscal 1999 period to $43.9 million in the fiscal 2000 period due to less demand in the petroleum equipment industry. The decrease at Containment Solutions was offset by an increase at Specialty Solutions of approximately $2.9 million.

         Gross profit increased $5.8 million, or 21.0%, to $33.4 million in the fiscal 2000 period from $27.6 million in the fiscal 1999 period. Approximately $14.5 million of the increase was related to the new acquisitions. This increase was offset by an $8.0 million decrease in gross profit at Containment Solutions and a $0.7 million decrease at Specialty Solutions. Gross margin for the Company decreased to 23.2% from 25.0% in the prior year period primarily due to the decrease in sales volume at Containment Solutions, partially offset by the inclusion of Welna with gross margins of 26.5%.

         Selling, general and administrative expenses increased $8.3 million to $28.9 million for the first nine months of fiscal 2000 from $20.6 million in the same period last year. The increase is primarily attributable to additional expenses associated with the new acquisitions, offset by decreased sales and marketing expenses at Containment Solutions and Specialty Solutions.

         The Company recognized a $682,000 non-recurring compensation charge in the second quarter of fiscal 1999 related to a salary continuation agreement.

         The Company recorded $2.7 million of restructuring charges during the first nine months of fiscal 2000 in connection with its restructuring plan. See
Note 8 of the Notes to the Consolidated Financial Statements for further discussion.

         The Company's fiscal 2000 provision for income taxes differs from the U.S. statutory rate due to the put warrant valuation adjustment, state income taxes and other permanent differences. The Company's fiscal 1999 provision for income taxes differs from the U.S. statutory rate due to state income taxes and other permanent differences.

         Due to the above factors, net loss in the first nine months of fiscal 2000 was $1,997,000, or $0.36 per share, compared with net income of $2,396,000 (including an extraordinary item loss of $281,000), or $0.49 per share, in the prior year nine month period. Excluding the impact of the restructuring charge and warrant valuation adjustments, the net loss was $1,493,000, or $0.27 loss per share for the first nine months of fiscal 2000 compared to $3,100,000, or $0.64 earnings per share for the same period last year, excluding the non-recurring compensation charge and the extraordinary item.

LIQUIDITY AND CAPITAL RESOURCES

         During the first nine months of fiscal 2000, exclusive of acquisitions, the Company's operating activities used $0.8 million of cash to increase its accounts receivable and inventories, $5.3 million of cash to reduce its accrued liabilities, and $3.6 million to reduce its income tax liabilities. Decreases in prepaid expenses provided $3.3 million of cash. The Company borrowed $14.4 million with the cash used primarily to conclude the purchase of HP Valves and Manantial and for payments associated with restructuring operations and working capital additions.

         The Company amended its U.S. credit facility on February 24, 2000. The amendment requires the Company to raise at least $7.5 million in equity before July 31, 2000 in order to reduce its senior debt leverage ratio. If Denali fails to raise $7.5 million of equity, the banks will receive up to 1,000,000 warrants at nominal value to be issued on a schedule from August 2000 through December 2000.

         In May 2000, the Company announced the signing of a letter of intent with William Blair Mezzanine Capital Fund III, L.P. ("Blair") in which Blair proposes to invest $28 million in Denali through a combination of $11.2 million of 12% senior subordinated notes due June 2008, $8.8 million of convertible 12% senior subordinated notes due June 2008, and $8 million of common equity. This proposed investment is subject to certain conditions including satisfactory completion of due diligence by Blair and shareholder approval.

         The Company's Credit Facility as amended February 24, 2000 with its principal lender provides for revolving lines of credit and secured term loans of up to an aggregate of $57.5 million, including $32.5 million in outstanding term loans and a $25 million revolving line of credit. As of April 1, 2000, the Company had outstanding indebtedness of $21.9 million under the revolving lines of credit. Borrowings under this Credit Facility are secured by liens on substantially all of the Company's U.S. assets. See Note 6 of Notes to the Consolidated Financial Statements for certain information regarding the Credit Facility. The revolving credit facility and term loan provide for borrowings, at the Company's option, at either the bank's prime rate plus margins of 1.25% to 2.75% or varying rates of LIBOR plus 2.5% to 4.0% based on the domestic leverage ratio levels. The acquisition term loan provides for borrowings, at the Company's option, at either the bank's prime rate plus margins of 1.75% to 3.25%, or at varying rates of LIBOR plus 3.0% to 4.5% based on the domestic leverage ratio levels. The Credit Facility has a five-year term expiring in January 2004.

         This senior credit facility provides availability for letters of credit up to $10.0 million subject to availability of borrowing capacity under the revolving credit notes. As of April 1, 2000, the Company had $1.7 million of letters of credit outstanding. The senior credit facility requires the Company to maintain certain financial covenants and requires an annual fee of
 .50% on the unused portion of the revolving credit notes. The senior credit facility is secured by substantially all of the assets of the Company's U.S. subsidiaries.

         On July 1, 1999, the Company issued $15 million, or $13.3 million net of discount (of which $3,999,000 is to certain directors of the Company and is classified separately as related party subordinated debt on the balance sheet) in senior subordinated notes ("subordinated notes"), bearing interest at 12% and maturing in 2006. The subordinated notes were issued with detachable warrants that enable the holders to purchase up to 534,873 common shares at $7.54 per share. The warrants are exercisable immediately and expire in 2006. The warrants or warrant shares also feature a put option that allows the holder to put up to 1/3 of the warrants or warrant shares each year at fair market value beginning in year five and expiring in year seven. The warrants were recorded at fair value of $1,733,000 based on the Black Scholes valuation model, which has been recorded as a liability, and a related discount on the senior subordinated debt was recorded for the same amount. This discount will be amortized over the seven-year term of the subordinated notes as additional interest expense and the liability will be adjusted to the fair value of the warrants in future periods. At April 1, 2000, the liability had been reduced by $1,198,000 to $535,000. This change has been recorded as a separate line item on the consolidated statement of operations. The proceeds from the subordinated notes issuance were used in the funding of the acquisition of Welna. The subordinated notes require the Company to maintain certain financial covenants.

         As a result of the lower than expected operating results during the first nine months of fiscal 2000, the Company was not in compliance with certain of the financial covenants in both its senior credit facility and its senior subordinated notes as of April 1, 2000. In addition, the Company has a continuing covenant default with its subordinated note holders due to unresolved breaches of second quarter covenant targets. The bank group agreed to waive financial covenant defaults conditional on receipt of executed waivers from the Company's subordinated note holders. Because a waiver agreement has not yet been reached with the subordinated note holders, the Company continues in technical default with its U.S. bank group. Due to the ongoing default with the subordinated debt holders, the Company does not intend to seek another short-term waiver with its U.S. bank group until the proposed Blair transaction is consummated. Because of the existing technical defaults, the Company has classified $58,334,000 of its long-term debt as current liabilities at April 1, 2000. As mentioned above, the Company, in cooperation with its U.S. bank group, expects to raise sufficient capital to reduce its senior domestic leverage ratio. The Company does not anticipate that its lenders will accelerate the maturity of the loans or discontinue the current revolving credit facility. However, if these events were to occur or if the Company is not successful in raising additional equity, the Company may be required to seek alternative financing or other remedies.

         In June 1999, the Company entered into a new senior credit facility with two Netherlands financial institutions ("Senior Dutch Facility") to finance the acquisition of Welna. The new Senior Dutch Facility provides for two term loans for a total facility of Dutch guilders (NLG) 25 million. Term Loan A provides for borrowings of NLG 15 million with quarterly payments of NLG 625,000 beginning October 1, 1999. Term Loan B provides for borrowings of NLG 10 million with principal due at date of maturity (August 1, 2001). As of April 1, 2000, the Company had outstanding indebtedness of NLG $25.0 million, or approximately $10.8 million. The term loans bear interest at Euribor plus 1.75%. The Senior Dutch Facility requires the Company to maintain certain financial covenants. The Company is in compliance with all financial covenants as of April 1, 2000. The facility is secured by substantially all of Welna's assets.

         The Company also assumed approximately $15 million in debt, net of cash acquired, with the acquisition of Welna on July 1, 1999. The debt bears interest at an average of approximately 4.2% and consists primarily of lines of credit facilities that are due on demand with various financial institutions.

         The Company's capital requirements have primarily related to acquisitions of businesses in the critical fluids handling industry. The Company has made cash payments net of cash acquired for acquisitions of approximately $98.3 million in the aggregate since inception in December 1994. The source of this cash primarily has been bank debt along with proceeds from the sale of idle assets and use of cash provided by operations. The Company intends to focus on debt reduction and the integration of its prior and recent acquisitions for the remainder of fiscal year 2000.

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

                           PART II. OTHER INFORMATION


ITEM 1.           LEGAL PROCEEDINGS

         Not applicable

ITEM 2.           CHANGES IN SECURITIES AND USE OF PROCEEDS

         On February 24, 2000, the Company issued warrants to purchase a total of 1,000,000 shares of its common stock in a private transaction exempt from the registration provisions of the Securities Act pursuant to Section 4(2) thereof as a transaction not involving a public offering. These warrants were issued to the five banks that are lenders under the Company's domestic senior credit facility as partial consideration for conditional waivers granted by these banks for covenant violations by the Company under this credit facility. The warrants become exercisable as follows: warrants to purchase 250,000 shares become exercisable on July 31, 2000, warrants to purchase 250,000 shares become exercisable on August 31, 2000, warrants to purchase 200,000 shares become exercisable on September 30, 2000, warrants to purchase 100,000 shares become exercisable on October 31, 2000, warrants to purchase 100,000 shares become exercisable on November 30, 2000, and warrants to purchase 100,000 shares become exercisable on December 31, 2000, in each instance if the Company has not raised at least $7.5 million of equity by the applicable date. If the Company has raised at least $7.5 million of equity by any of these dates, the warrants that have not yet become exercisable will terminate. Any warrants that become exercisable will expire on December 31, 2005. All of the warrants have an exercise price of $0.01 per share. These banks were the only offerees in this transaction, and no public solicitation was made. All offerees were provided access to relevant information regarding the Company, and the warrant certificates issued to each of them contain a restrictive legend prohibiting transfer of the warrants or the shares issued upon their exercise in violation of federal securities laws.

ITEM 3.           DEFAULTS UPON SENIOR SECURITIES

         As of April 1, 2000, the Company was in default on the Total Leverage Ratio, Maximum Senior Leverage Ratio, Total Minimum Interest Coverage, Minimum Fixed Charge Coverage, Maximum Domestic Leverage Ratio, Maximum Senior Domestic Leverage Ratio, Minimum Domestic Interest Coverage and Minimum Domestic Fixed Charge Coverage covenants with both its U.S. senior credit facility and senior subordinated note holders.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

ITEM 5.           OTHER INFORMATION

         Not applicable

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K.

         A.       Exhibits

                  10.72        Edward de Boer Severance Agreement dated
                               February 11, 2000

                  10.73 Second Amendment and Waiver to the Credit Agreement among Denali Incorporated, Canadian Imperial Bank of Commerce, as administrative agent, and ING (U.S.) Capital LLC, as documentation agent, dated as of January 12, 1999

                  27           Financial Data Schedule

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


                                          DENALI INCORPORATED
                                          -------------------
                                              (Registrant)




Date:             May 16, 2000             /s/ R. KEVIN ANDREWS
                                          ----------------------
                                          R. Kevin Andrews
                                          Chief Financial Officer
                                              (Principal Financial Officer and
                                               Principal Accounting Officer)

                               INDEX TO EXHIBITS



  Exhibit
  Number          Description of Exhibit
  ------          ----------------------
   10.72          Edward de Boer Severance Agreement dated February 11, 2000

   10.73          Second Amendment and Waiver to the Credit Agreement among
                  Denali Incorporated, Canadian Imperial Bank of Commerce, as administrative agent, and ING (U.S.) Capital LLC, as documentation agent, dated as of January 12, 1999

   27             Financial Data Schedule

