Form 10-K405
period 2000-07-01
DENALI INC
filed 2000-10-13
CIK 1046594

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                     FOR THE FISCAL YEAR ENDED JULY 1, 2000

                        Commission File Number 000-23353

                               Denali Incorporated
             (Exact Name of Registrant as Specified in its Charter)

          Delaware                                  76-0454641
(State or Other Jurisdiction of                  (I.R.S. Employer
 Incorporation or Organization)                 Identification No.)

           1360 Post Oak Blvd., Suite 2250, Houston, Texas  77056
              (Address of Principal Executive Offices)    (Zip Code)

                                  713-627-0933
              (Registrant's Telephone Number, Including Area Code)

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:
                          Common Stock $0.01 Par Value

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes /X/   No / /

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of September 15, 2000, there were 6,258,914 shares of Common Stock of the Registrant outstanding. The aggregate market value on such date of the voting stock of the Registrant held by non-affiliates was an estimated $5.1 million based upon the closing price of $1.219 on August 31, 2000.

Documents incorporated by reference. Certain portions of the Registrant's definitive Proxy Statement for the 2000 Annual Meeting of Shareholders ("Proxy Statement") are incorporated in Part III by reference.

                               DENALI INCORPORATED
                FORM 10-K FOR THE FISCAL YEAR ENDED JULY 1, 2000

                                      INDEX

                                                                                        Page No.
                                                                                        --------
PART I
Item 1.        Business...................................................................  1
Item 2.        Properties.................................................................  7
Item 3.        Legal Proceedings..........................................................  9
Item 4.        Submission of Matters to a Vote of Security Holders........................  9

PART II
Item 5.        Market for the Registrant's Common Equity and Related Stockholder Matters.  10
Item 6.        Selected Financial Data...................................................  11
Item 7.        Management's Discussion and Analysis of Financial Condition and Results
                    of Operations........................................................  12
Item 7A.       Quantitative and Qualitative Disclosures About Market Risks...............  27
Item 8.        Financial Statements and Supplementary Data...............................  28
Item 9.        Changes in and Disagreements with Accountants on Accounting and
               Financial Disclosure......................................................  28

PART III
Item 10.       Directors and Executive Officers of the Registrant........................  29
Item 11.       Executive Compensation....................................................  29
Item 12.       Security Ownership of Certain Beneficial Owners and Management............  29
Item 13.       Certain Relationships and Related Transactions............................  29

PART IV
Item 14.       Exhibits, Financial Statement Schedules and Reports on Form 8-K...........  30
Signatures

Index to Exhibits

                                     PART I


ITEM 1. BUSINESS

   Denali Incorporated is a provider of products and services for fluids handling. The Company believes that it is a leading manufacturer of fiberglass composite underground storage tanks ("USTs") in the United States, steel aboveground storage tanks ("ASTs") in the United States and engineered fiberglass reinforced composites for handling corrosive fluids in the United States and Europe. Fluids handling products and services are used in a wide variety of applications, including in retail petroleum marketing and in petroleum, chemical, pulp and paper, power generation and other industrial process plants.

   With the acquisition of Welna, N.V., a supplier of fiberglass composite products in Europe, the Company believes it is the world's largest manufacturer of specialty-engineered, corrosion-resistant fiberglass reinforced plastic ("FRP") products. Denali has over 19 manufacturing locations around the world and distributes a wide range of engineered products and systems in the United States and Europe.

    As a result of the Company's recent operating losses and significantly decreased cash flow from operations in fiscal 2000, the Company's liquidity has reached extremely low levels. The Company has had to borrow under its bank facilities during fiscal 2000 to cover these operating losses. In addition, these operating losses have resulted in the Company's breaching the financial covenants in its loan documents. The Company is currently pursuing a private placement of equity and debt to raise additional capital and increase its liquidity. This proposed transaction is described more fully in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section of this Form 10-K. There can be no assurance that the Company will be able to complete this proposed transaction. If the Company is unable to complete this proposed transaction or otherwise raise significant additional liquidity, the Company may be unable to continue to operate as a going concern.

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

   The Company's objective is to become a leading provider of a broad range of products and services for fluids handling through strategic acquisitions and internal growth. The Company believes that the fragmented nature of the fluids handling industry, which is comprised of many companies with limited product ranges or serving limited geographic areas, will provide continued growth opportunities. The Company also believes that these opportunities provide the Company with the ability to offer a comprehensive range of specialized solutions for meeting its customers' fluids handling needs.

PRODUCTS AND SERVICES

   The Company's operations are divided into two groups in the United States:
Containment Products and Engineered Products. For a discussion of certain industry segment data, see Note 22 of Notes to the Consolidated Financial Statements included herein.

   Containment Products. The Company's Containment Products Group ("Containment Solutions") specializes in the manufacture of fiberglass composite USTs and steel ASTs, primarily for petroleum storage. The Company's products are marketed under the Containment Solutions tradename.

   Engineered Products. The Company's Engineered Products Group ("Plasticon Fluid Systems" or "PFS") provides engineered containment and material solutions to a variety of industries, including chemical process, pulp and paper, power, and water and wastewater. The Company markets its engineered FRP products under the Ershigs, Fibercast and Belco tradenames and believes that it is a leading domestic provider of engineered FRP products for corrosion-resistant applications. In addition, SEFCO, a PFS company, is an integrated manufacturer of engineered field-erected steel tanks and accessories for use in the water and wastewater, agrochemical and petroleum industries and Plasti-Fab is a manufacturer of FRP gates, metered manholes, shelters, flumes and systems for use in the water/wastewater industries. The PFS group focuses its operations on complex projects, where custom engineering and special manufacturing expertise are critical.

   The acquisition of Welna, which closed on July 1, 1999, has allowed the Company to expand its products globally, primarily to Europe. Welna's operations are divided into two groups: Plasticon Europe and Hanwel Europe.

   Plasticon Europe. The Company's Plasticon Europe operation designs, manufactures and installs FRP products including storage and transport tanks, vessels and piping systems for corrosion-resistant applications. This operation is similar in both markets and products to the Company's Engineered Products Group.

   Hanwel Europe. The Company's distribution operation, Hanwel Europe, supplies a wide range of engineered products and systems including, but not limited to, valves, expansion joints, tubes, suspension and support systems, filtration systems and turbines for use in the power generation, water treatment, paper and chemical processing industries.

ACQUISITION HISTORY

   The Company has acquired twelve businesses since its inception. A brief description of these acquisitions is as follows:

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

   Plasticon Fluid Systems:
        Ershigs, Inc.               February 1997         Engineered FRP products
        SEFCO, Inc.                 October 1997          Field erected aboveground steel tanks
        LaValley                    October 1997          Engineered FRP products
        CC&E                        May 1998              Field constructed FRP products
        Fibercast                   June 1998             FRP piping systems
        Belco Manufacturing
           Company, Inc.            February 1999         Engineered FRP tanks, vessels, and piping
                                                          systems
        Plasti-Fab, Inc.            November 1998         Fiberglass-reinforced flumes and metering stations

   Welna, N.V.                      July 1999             FRP pipe systems, vessels and other related
                                                          equipment, and distributor of high quality
                                                          products and engineered systems

   Manantial Chile S.A.             September 1999        Designs, equips, installs and commissions
                                                          industrial and municipal water and wastewater
                                                          plants
   HP Valves Oldenzaal B.V.
     (acquired by Welna, N.V.)      November 1999         Medium and high-pressure valves

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

   With respect to engineered FRP products in the United States, the Company participates in a highly fragmented market where it believes that most of its competitors are small regional fabrication businesses, except for the corrosion-resistant pipe and piping systems, which also compete with two large public companies. The Company believes that its field-erection capabilities and its performance warranty, together with its engineering capabilities, quality reputation, history of performance and effective customer service, provide the Company with competitive advantages in the engineered FRP products market.

   With respect to engineered FRP products in Europe, the Company also participates in a highly fragmented market where it believes that most of its competitors are small regional fabrication businesses. The Company believes that its quality reputation and engineering capabilities provide competitive advantages. The Company's distribution operation also competes in a highly competitive market characterized by numerous small independent operations. The Company believes that a competitive advantage is achieved through its operations' product quality and service responsiveness.

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

MATERIALS AND SUPPLIERS

   Owens Corning and the Company are parties to a supply contract pursuant to which the Company purchases from Owens Corning the fiberglass used in the Company's composite products. The Company entered into a supply contract with Owens Corning beginning January 1, 1998, to supply at least 90% of the fiberglass requirements for two of the Company's subsidiaries, Containment Solutions and Ershigs, through December 31, 1998. Effective January 1, 1999, the contract was modified to obtain more favorable pricing levels based on certain minimum volume purchases for the calendar years ended December 31, 1999 and 2000. In addition, this contract contains certain stabilizing pricing parameters. The Company continues to negotiate with other vendors to ensure a continued supply of fiberglass to the Company for its production needs. Owens Corning filed for Chapter 11 bankruptcy protection on October 6, 2000. If the supply of fiberglass from Owens Corning was abruptly halted, there is no assurance that the Company could continue production without interruption.

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

EMPLOYEES

   At July 1, 2000, the Company had 1,710 full time employees. Four collective bargaining agreements cover 233 employees in California, Pennsylvania, Texas and Washington. All of these agreements expire between December 2000 and June 2003. The Company considers its employee relations to be good.

RISK FACTORS

   Need for Additional Capital and Liquidity. The Company has experienced and expects to continue to experience substantial working capital needs to fund its operations. As a result of the Company's recent operating losses and significantly decreased cash flow from operations in fiscal 2000, the Company's liquidity has reached extremely low levels. In addition, these operating results have resulted in the Company's breaching the financial covenants in its loan documents. The Company is pursuing a private placement transaction that management believes will resolve the Company's liquidity crisis and provide adequate working capital for the Company to continue to pursue its business plan. However, if the Company is unable to complete this transaction or otherwise raise additional capital and increase its liquidity, the Company may be unable to continue operating as a going concern.

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

   Ability to Manage Growth and Achieve Business Strategy. Since 1994, the Company has completed twelve acquisitions of businesses in pursuit of its strategic objectives. There can be no assurance that the Company will be able to identify, acquire or manage profitably additional businesses or to integrate successfully any acquired businesses into the Company without substantial costs, delays or other operational or financial difficulties. Further, acquisitions involve a number of special risks, including failure of the acquired business to achieve expected results, diversion of management's attention, failure to retain key personnel of the acquired business and risks associated with unanticipated events or liabilities, some or all of which could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, there can be no assurance that the businesses the Company has acquired or may acquire in the future will achieve anticipated net revenues and earnings.

   Risks Related to Internal Growth Strategy. Key elements of the Company's strategy are to improve the profitability of its businesses and to continue to expand the net revenues of such businesses. Although the Company intends to seek to improve the profitability of such businesses by various means, including reducing administrative and other costs, there can be no assurance that the Company will be able to do so. The Company's ability to increase the net revenues of such businesses will be affected by various factors, including demand for products, the Company's ability to expand the range of products and services offered by each of such businesses and the Company's ability to successfully enter new markets. Many of these factors are beyond the control of the Company, and there can be no assurance that the Company's strategies will be successful or that it will be able to generate cash flow adequate for its operations and to support internal growth.

   Competition. The markets for the Company's products are fragmented and highly competitive. Although none of the Company's competitors are considered dominant, there are competitors that have significantly greater resources than the Company, which, among other things, could be a competitive disadvantage to the Company in securing certain projects.

   International Expansion and Foreign Currency Transactions. The Company's successful expansion into global markets has and will continue to depend on numerous factors, many of which are beyond its control. In addition, global expansion has increased the Company's exposure to certain risks inherent in doing business outside the United States, including currency fluctuations, especially the Euro, restrictions on the repatriation of profits, compliance with foreign laws and standards and political risks. The majority of the Company's contracts with respect to international revenues are denominated in foreign currencies because of the Company's increased international presence; therefore, the Company is subject to foreign exchange risks in the future. The Company does not presently hedge exchange rate fluctuations, but, in the future, may hedge rate fluctuations.

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

   Reliance on Principal Supplier. The principal raw materials used by the Company in its manufacture of fiberglass composite USTs are fiberglass and resin. Although resin is available in adequate supply from a variety of sources, substantial manufacturers of fiberglass are more limited in number. Because of this limited market supply, the Company entered into a supply contract with Owens Corning. The Company entered into a new supply contract with Owens Corning beginning January 1, 1998 to supply at least 90% of the fiberglass requirements for two of the Company's subsidiaries, Containment Solutions and Ershigs, through December 31, 1998. Effective January 1, 1999, the contract was modified to obtain more favorable pricing levels based on certain minimum volume purchases for the calendar years ended December 31, 1999 and 2000. In addition, this contract contains certain pricing stabilization terms. As a result of this arrangement, the Company remains significantly dependent upon Owens Corning to deliver quality product in accordance with and, as required by, the Company's needs. On October 6, 2000, Owens Corning filed for Chapter 11 bankruptcy protection. The announcement noted that Owens Corning had arranged a debtor-in-possession credit line allowing Owens Corning to continue normal business operations. While the Company has other sources of fiberglass supply, there can be no assurance that those other suppliers can provide the required quantities to enable the Company to continue normal production if the Owens Corning fiberglass supply is suddenly disrupted.

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

   ITEM 2. PROPERTIES

   The Company operates facilities throughout the United States, Europe and South America and considers them to be in good operating condition and adequate for their present uses. The Company believes that it has sufficient capacity to meet its current and anticipated manufacturing requirements for its operations. The following table sets forth the Company's principal manufacturing plants and offices:

                                                Leased               Lease
                                Approx. Area      or      Owned   Expiration
                                  (Sq. Ft.)     Owned    Acreage     Date             Uses
                                  ---------     -----    -------     ----             ----
Fiberglass Composite
Underground Storage Tanks
    Conroe, TX(1)                 130,000       Owned       65        N/A        Manufacturing plant and
                                                                                 Containment Solutions Group
                                                                                 headquarters
    Mount Union, PA               110,000       Owned       24        N/A        Manufacturing plant
    Bakersfield, CA(2)             73,000       Owned       20        N/A        Manufacturing plant
    Tualatin, OR                   48,000      Leased      N/A        2008       Manufacturing plant and
                                                                                 Administrative offices
Steel Aboveground Storage Tanks
    Baltimore, MD                  63,000      Leased      N/A        2004       Manufacturing plant and
                                                                                 administrative offices
    Bakersfield, CA(2)             73,000       Owned       20        N/A        Manufacturing plant
    Lebanon, PA                    97,850      Leased      N/A        2003       Manufacturing plant

                                                      Leased                Lease
                                   Approx. Area         or         Owned  Expiration
                                     (Sq. Ft.)         Owned      Acreage    Date             Uses
                                     ---------         -----      -------    ----             ----
Engineered Fiberglass Reinforced
Composite Products
     Bellingham, WA                    63,000          Owned          6      N/A        Manufacturing plant and
                                                                                        Administrative offices
     Wilson, NC                        47,000          Owned          4      N/A        Manufacturing plant
     Biloxi, MS                        29,000          Owned          5      N/A        Manufacturing plant
     Belton, TX                        87,400         Leased        N/A      2008       Manufacturing plant and
                                                                                        administrative offices
Engineered Field-erected Steel Tanks
     Tulsa, OK                         33,000          Owned         12      N/A        Manufacturing plant and
                                                                                        administrative offices
Fiberglass-reinforced Plastic Piping
Systems
     Sand Springs, OK                 244,058          Owned         16      N/A        Manufacturing plant and
                                                                                        Plasticon Fluid Systems
                                                                                        headquarters
Industrial and Municipal Water and
Wastewater Products
    Santiago, Chile                     4,000         Leased        N/A      2001       Administrative, sales and project
                                                                                        offices

Welna N.V.
     Plasticon Europe:
         Dinslaken, Germany            96,870          Owned          4      N/A        Manufacturing plant
         Oldenzaal, Netherlands       107,640          Owned          4      N/A        Manufacturing plant
         Hengelo, Netherlands          64,580          Owned          4      N/A        Manufacturing plant
         Oldenzaal, Netherlands        21,530          Owned          1      N/A        Administrative offices
         Heerenveen, Netherlands       59,200          Owned          2      N/A        Manufacturing plant
         Tilburg, Netherlands(3)       37,670          Owned          2      N/A        Manufacturing plant
         Torun, Poland                175,000          Owned          7      N/A        Manufacturing plant and administrative
                                                                                        offices
         La Roche-sur-Yon, France      96,870          Owned          9      N/A        Manufacturing plant and administrative
                                                                                        offices
         Beverly/Scunthorp, U.K.       32,290          Owned          1      N/A        Manufacturing plant and administrative
                                                                                        offices
         Bangpakong, Thailand          32,290         Leased        N/A      N/A        Manufacturing plant and administrative
                                                                                        offices

     Hanwel Europe:
         Temse, Belgium                 8,070          Owned         .2      N/A        Sales office
         Waddinxveen, Netherlands      12,920         Leased        N/A      2003       Sales office
         Torun, Poland                 10,764          Owned         .3      N/A        Sales office

(1) In September 1999, the Company commenced the restructuring of certain operations, including the closure of the Conroe, Texas, manufacturing facility. Concurrent with this announcement, the manufacturing facility was listed for sale and plans to vacate the facility were initiated. As of July 1, 2000, the manufacturing operations had been substantially vacated and certain selling, general and administrative offices were maintained pending relocation and there existed no contractual commitments for the sale of this facility.

(2) Shared Facility

(3) In June 2000, the Company announced to its employees that the plant in Tilburg, Netherlands, would be closed by October 2000. Production continued at the plant through September 2000. The Company plans to move the manufacturing equipment to its Torun, Poland, manufacturing plant during the Company's fiscal 2001 second quarter.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None

                                    PART II


ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

   The Company's Common Stock is traded on the Nasdaq SmallCap Market under the symbol "DNLI". The Company's Common Stock commenced trading on November 21, 1997. The high and low sales prices per share for the periods indicated were as follows:

                                                           High          Low
                                                           ----          ---
   Period from November 21, 1997 to December 27, 1997     $13.500       $12.250
   Quarter Ended March 28, 1998                           $17.000       $12.750
   Quarter Ended June 27, 1998                            $18.250       $14.875
   Quarter Ended September 26, 1998                       $16.500       $ 9.500
   Quarter Ended December 26, 1998                        $13.500       $ 9.000
   Quarter Ended March 27, 1999                           $14.000       $ 7.500
   Quarter Ended July 3, 1999                             $ 9.500       $ 6.625
   Quarter Ended October 2, 1999                          $ 9.375       $ 4.000
   Quarter Ended January 1, 2000                          $ 5.250       $ 3.000
   Quarter Ended April 1, 2000                            $ 4.625       $ 2.500
   Quarter Ended July 1, 2000                             $ 3.250       $ 1.656

   As of August 31, 2000, there were 50 holders of record of the outstanding shares of Common Stock of the Company.

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

                                                                             Year Ended
                                                         --------------------------------------------------
                                                         June 29,   June 28,   June 27,  July 3,   July 1,
                                                           1996       1997       1998     1999       2000
                                                         -------    -------    -------  --------   --------
                                                               (In thousands, except per share data)
STATEMENT OF OPERATIONS DATA(1):
Net revenues.................................            $53,354    $71,101    $99,897  $148,760   $189,917
Cost of revenues.............................             43,518     57,268     77,273   110,957    149,318
                                                         -------    -------    -------   -------   --------
Gross profit.................................              9,836     13,833     22,624    37,803     40,599
Selling, general and administrative expenses.              9,604     11,874     20,155    27,926     38,619
Restructuring charges........................                 --         --         --        --      3,816
                                                         -------    -------    -------   -------   --------
Operating income (loss)......................                232      1,959      2,469     9,877     (1,836)
Interest expense.............................              1,783      2,058      1,614     3,199      9,209
Interest income..............................                (65)      (111)      (118)     (124)      (208)
Other income, net............................               (206)      (598)      (489)     (453)    (1,165)
                                                         -------    -------    -------   -------   --------
Income (loss) before income taxes............             (1,280)       610      1,462     7,255     (9,672)
Income tax provision (benefit)...............               (446)       293      1,352     2,854       (198)
                                                         -------    -------    -------   -------   --------
Net income (loss) before minority interest and
  extraordinary item.........................               (834)       317        110     4,401     (9,474)
Minority interest............................                 --         --         --        --        182
                                                         -------    -------    -------   -------   --------
Net income (loss) before extraordinary item..               (834)       317        110     4,401     (9,656)
Extraordinary income (loss) on early
  extinguishment of debt, net of income tax..                 --         --        219      (281)        --
                                                         -------    -------    -------   -------   --------
Net income (loss)............................               (834)       317        329     4,120     (9,656)
Dividends on Series A Preferred Stock........               (120)      (120)       (30)       --         --
                                                         -------    -------    -------   -------   --------
Net income (loss) attributable to Common
  Stock......................................            $  (954)   $   197    $   299   $ 4,120   $ (9,656)
                                                         =======    =======    =======   =======   ========
Net income (loss) per common share - basic
  and diluted................................            $ (0.44)   $  0.09    $  0.08   $  0.84   $  (1.75)
                                                         =======    =======    =======   =======   ========
Weighted average common shares outstanding
  assuming dilution..........................              2,185      2,198      3,875     4,888      5,518
                                                         =======    =======    =======   =======   ========
CASH FLOW DATA:
Net cash provided by (used in) operating
  activities.................................            $  (109)   $   625    $ 3,854   $ 7,239   $ (3,209)
Net cash used in investing activities........             (5,430)    (4,631)   (31,126)  (51,327)    (7,340)
Net cash provided by financing activities....              4,664      4,212     27,117    45,737     12,013

OTHER DATA:
Depreciation and amortization................            $   913    $ 1,221    $ 1,692   $ 3,260   $  6,960
EBITDA(2)....................................              1,416      3,889      7,080    14,396      8,928

(1) The Company uses a 52- or 53-week year-end ending on the Saturday closest to June 30. The fiscal year ended July 3, 1999 was a 53-week year.

(2) EBITDA represents consolidated net income before interest expense, income tax, depreciation and amortization, restructuring charges, fiscal year 1998 non-cash compensation charge of $2,312,000, fiscal year 1999 non-recurring compensation charge of $682,000, and fiscal year 2000 put warrant valuation gain of $1,385,000. The Company believes that EBITDA is a meaningful measure of its operating performance; however, EBITDA should not be considered in isolation from or as a substitute for net income or cash flow measures prepared in accordance with generally accepted accounting principles or as a measure of a company's profitability or liquidity. In addition, EBITDA may not be comparable to similarly titled measures reported by other companies.

                                                                             Year Ended
                                                         --------------------------------------------------
                                                         June 29,   June 28,   June 27,   July 3,   July 1,
                                                           1996       1997       1998      1999      2000
                                                         -------    -------    -------   --------  --------
                                                               (In thousands, except per share data)
BALANCE SHEET DATA:
Working capital..............................            $ 5,649    $ 8,019    $14,141    $ 17,811 $(60,806)
Total assets.................................             30,318     41,084     80,382     176,575  173,193
Total debt...................................             18,661     24,024     29,896      92,229  104,420
Series A Preferred Stock (redeemable)........              1,200      1,200         --          --       --
Stockholders' equity (deficit)...............            $  (738)   $  (541)   $28,674    $ 38,569  $27,366

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

The Company operates in four business segments described as follows:

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

   Engineered Products Group - "Plasticon Fluid Systems"

   In February 1997, the Company acquired Ershigs, Inc. ("Ershigs"), a manufacturer of engineered FRP products, as the first of the Company's Engineered Products Group. The acquisition was made in order to diversify the Company's end- use markets for FRP products.

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

   In June 1998, the Company acquired Fibercast Company, a leading manufacturer of fiberglass-reinforced plastic piping systems specializing in highly corrosive environments. Certain selling, general and administrative functions have been combined with Ershigs for purposes of efficiency.

   In November 1998, the Company acquired Plasti-Fab, Inc., a leading provider of fiberglass-reinforced gates, flumes and metering stations to the water and wastewater industries.

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

   In September 1999, the Company acquired 67.5% of the issued and outstanding stock of Manantial Chile S.A. ("Manantial"), a company that designs, equips, installs and commissions industrial and municipal water and wastewater treatment plants and systems.

   Belco, Fibercast, Ershigs, SEFCO, Plasti-Fab and Manantial form the Company's Engineered Products Group known as Plasticon Fluid Systems.

Plasticon Europe

   On July 1, 1999, the Company acquired Welna, N.V., a company which operates through two divisions, Plasticon Europe and Hanwel Europe. Plasticon Europe designs, manufactures, and installs all forms of FRP pipe systems, vessels and other related equipment requiring high levels of corrosion resistance. Plasticon Europe's principal manufacturing locations are in the Netherlands, Poland, the United Kingdom, France and Germany.

Hanwel Europe

   Hanwel Europe is a distribution operation that specializes in high quality products and engineered systems for power generation, water treatment, and paper and chemical processing industries.

   In November 1999, Welna, N.V. acquired HP Valves Oldenzaal B.V., a manufacturer of medium and high-pressure valves.

RESULTS OF OPERATIONS

   Our results of operations are affected by the level of economic activity in the industries served by our customers, which in turn may be affected by other factors, including the level of economic activity in the U.S. and foreign markets they serve. The principal industries served by our clients are the petroleum, petrochemical, chemical, water, wastewater, microelectronics, pharmaceutical, and power generation industries. An economic slowdown in these industries could result in a decrease in demand for our products and services, which could adversely affect our operating results. During the fiscal year ending July 1, 2000, domestic demand for petroleum UST's declined significantly; and in Europe, capital spending in the process industry (petrochemicals and chemicals) declined significantly, resulting in a decrease in the demand for our products and services that are used in these markets.

   This section should be read in conjunction with our consolidated financial statements and accompanying footnotes included elsewhere.

   The following table sets forth certain operating statement information for each of the Company's business segments for each of the periods presented (in thousands):

                                            Year          Year           Year
                                           Ended         Ended          Ended
                                           June 27,      July 3,        July 1,
                                            1998          1999           2000
                                          -------       --------       ------
Net revenues:
  Containment Solutions.................  $71,487       $  91,111     $  57,196
  Plasticon Fluid Systems...............   28,410          57,649        69,153
  Plasticon Europe......................       --              --        38,068
  Hanwel Europe.........................       --              --        25,500
                                          -------       ---------     ---------
    Total net revenues..................  $99,897       $ 148,760     $ 189,917
                                          =======       =========     =========
Cost of revenues:
   Containment Solutions................  $56,553       $  68,385     $  45,485
   Plasticon Fluid Systems..............   20,720          42,572        55,079
   Plasticon Europe.....................       --              --        30,454
   Hanwel Europe........................       --              --        18,300
                                          -------       ---------     ---------
     Total cost of revenues.............  $77,273       $ 110,957     $ 149,318
                                          =======       =========     =========
SG&A:
   Containment Solutions................  $11,112       $  13,791     $   9,690
   Plasticon Fluid Systems..............    5,094          11,354        12,381
   Plasticon Europe.....................       --              --         8,916
   Hanwel Europe........................       --              --         5,025
   Corporate............................    3,949           2,781         2,607
                                          -------       ---------     ---------
     Total SG&A.........................  $20,155       $  27,926     $  38,619
                                          =======       =========     =========
Restructuring:
   Containment Solutions................  $    --       $      --     $     500
   Plasticon Fluid Systems..............       --              --            --
   Plasticon Europe.....................       --              --         1,652
   Hanwel Europe........................       --              --           873
   Other................................       --              --            --
   Corporate............................       --              --           791
                                          -------       ---------     ---------
     Total restructuring................  $    --       $      --     $   3,816
                                          =======       =========     =========
Operating income (loss):
   Containment Solutions................  $ 3,822       $   8,935     $   1,521
   Plasticon Fluid Systems..............    2,596           3,723         1,693
   Plasticon Europe.....................       --              --        (2,954)
   Hanwel Europe........................       --              --         1,302
   Corporate............................   (3,949)         (2,781)       (3,398)
                                          -------       ---------     ---------
     Total operating income (loss)......  $ 2,469       $   9,877     $  (1,836)
                                          =======       =========     =========

   The following table sets forth for fiscal 1998, 1999 and 2000, the percentage relationship to net revenues of certain expenses and earnings:

                                              As a Percentage of Net Revenues
                                              -------------------------------
                                                Year       Year         Year
                                               Ended      Ended        Ended
                                              June 27,    July 3,      July 1,
                                                1998       1999         2000
                                              -------    --------      ------
 STATEMENT OF OPERATIONS DATA:
   Net revenues............................    100.0%      100.0%       100.0%
   Cost of revenues........................     77.4        74.6         78.6
                                               -----       -----        -----
   Gross profit............................     22.6        25.4         21.4
                                               -----       -----        -----
   Selling, general and administrative
      expenses ............................     20.1        18.8         20.3
   Restructuring charges...................       --          --          2.0
                                               -----       -----        -----
   Operating income........................      2.5         6.6         (0.9)
   Interest expense........................      1.6         2.1          4.9
   Interest income.........................     (0.1)       (0.1)        (0.1)
   Other income, net.......................     (0.5)       (0.3)        (0.6)
                                               -----       -----        -----
   Income before income taxes..............      1.5         4.9         (5.1)
   Income tax provision (benefit)..........      1.4         1.9         (0.1)
                                               -----       -----        -----
   Net income (loss) before extraordinary
      item and minority interest...........      0.1         3.0         (5.0)
   Minority interest.......................       --          --          0.1
                                               -----       -----        -----
   Net income (loss) before extraordinary
      item ................................      0.1         3.0         (5.1)
                                               =====       =====        =====

FISCAL 2000 COMPARED WITH FISCAL 1999

    The Company's results of operations for fiscal 2000 were significantly affected by the inclusion of acquired companies. The results of Welna (Plasticon Europe and Hanwel Europe), Belco and Plasti-Fab were included for the full fiscal year. The results for Manantial and HP Valves were also included for the period from the dates of their acquisition, September 1999 and November 1999, respectively. The results of Plasti-Fab and Belco were included for 31 and 21 weeks in fiscal 1999, respectively, following their acquisitions in November 1998 and February 1999. The acquisition of Welna on July 1, 1999 had no impact on fiscal 1999 results.

    Net Revenues. Consolidated net revenues increased by $41.2 million, or 28%, in fiscal 2000 compared to fiscal 1999. The increase in net revenues is due to the inclusion of $63.6 million and $1.2 million, respectively, in revenues for the Welna and Manantial acquisitions in the Company's results in the current fiscal year. The Plasticon Fluid Systems segment, excluding the Manantial acquisition, had higher revenues of $10.3 million. Offsetting these increases was a $33.9 million decrease in revenues from the Containment Solutions Group.

    Net revenues for the Containment Solutions Group decreased by $33.9 million, or 37% in fiscal 2000 compared to fiscal 1999. A significant decrease in demand from its customers in the petroleum industry for UST's in fiscal 2000 compared to fiscal 1999 resulted in the decline in the Containment Solutions Group's revenues. The expiration of the regulatory compliance deadline in fiscal year 1999, which mandated the repair or replacement of underground storage tanks, caused the significant decline in demand for Containment Solutions' products.

    The Plasticon Fluid Systems Group had an increase in net revenues of $11.5 million, or 20% in fiscal 2000 compared to fiscal 1999. Of the total increase, $7.6 million is attributable to the inclusion of the revenues for the Manantial acquisition in fiscal 2000, Belco and Plasti-Fab for the full year in fiscal 2000, and $6.2 million is attributable to a 26% increase in activity at Ershigs. The increased revenue at Ershigs is due to a significant improvement in certain markets including the power industry.

    The increases were offset by a $2.2 million decrease in net revenues at SEFCO. SEFCO had lower net revenues in fiscal 2000 compared to fiscal 1999 due to refocusing on the municipal market and decreasing its emphasis on industrial markets that have historically been less profitable.

    Cost of Revenues. Consolidated cost of revenues increased by $38.4 million, or 35%, in fiscal 2000 compared to fiscal 1999. The increase is due to the inclusion of the cost of revenues of Welna of $48.8 million and Manantial of $0.9 million in the Company's results in the current period and higher cost of revenues in the Plasticon Fluid Systems Group, excluding the Manantial acquisition, of $11.6 million. These increases were offset by a $22.9 million decrease in cost of revenues for the Containment Solutions Group.

   A deterioration in gross margins at both Containment Solutions and Plasticon Fluid Systems Groups contributed significantly to the operating loss in fiscal 2000 compared to fiscal 1999. The decrease in the gross margin as a percentage of sales for both segments had a negative impact of $6.6 million. The decrease at Containment Solutions was due to the 39% decrease in activity without a corresponding decrease in fixed overhead costs resulting in less favorable absorption of fixed overhead costs. The decrease in Plasticon Fluid Systems Group's gross margin in fiscal 2000 is due to approximately $1.2 million of losses incurred on a large power industry contract by Ershigs and decreases in margins at Belco, SEFCO and Ershigs due to poor execution of other large projects.

   Cost of revenues for the Containment Solutions Group decreased by $22.9 million, or 34% in fiscal 2000 compared to fiscal 1999. The decrease is directly attributable to the decrease in revenues. However, the fiscal 2000 decrease in cost of revenues did not fully offset the decrease in net revenues, resulting in the Containment Solutions Group's gross margin, as a percentage of net revenues, decreasing by 16% to 21% in fiscal 2000 from 25% in fiscal 1999. As noted above, the deterioration in Containment Solutions Group's gross margins is due to the impact of lower activity without a corresponding decrease in fixed overhead costs.

   Cost of revenues for the Plasticon Fluid Systems Group increased by $12.5 million, or 29% in fiscal 2000 compared to fiscal 1999. The inclusion of the Manantial acquisition in fiscal 2000 and Belco and Plasti-Fab for the full year in fiscal 2000 accounts for $6.8 million of the increase in cost of revenues and higher activity at Ershigs accounts for $8.6 million, an increase of 53% over fiscal 1999. These increases are offset by a $3.0 million decrease in cost of revenues at SEFCO. The percentage increase in Ershigs' cost of revenues exceeded the percentage increase in its revenues in fiscal 2000 compared to fiscal 1999, impacting overall gross margins for the Plasticon Fluid Systems Group. The Plasticon Fluid Systems Group's gross margin decreased by $1.0 million, or 7%, to $14.1 million in fiscal 2000 from $15.1 million in fiscal 1999. As a percentage of net revenues, Plasticon Fluid Systems' gross margin fell 23% to 20% in fiscal 2000 compared to 26% in fiscal 1999. Ershigs experienced the large increase in cost of revenues due to an increase in revenue from the power industry. However, the increase in revenues was offset by cost overruns of $1.2 million on a large contract for a power industry customer and poor execution on other contracts.

   Selling, General and Administrative Expense. Consolidated selling, general and administrative expense increased by $10.7 million, or 38% in fiscal 2000 compared to fiscal 1999. Inclusion of the Welna and Manantial acquisitions in fiscal 2000 accounts for $13.9 million and $0.5 million of the increase, respectively. The Plasticon Fluid Systems Group, excluding the Manantial acquisition, had a $0.5 million increase in fiscal 2000 compared to fiscal 1999. The increase included an $800,000 allowance for a receivable from a Stone & Webster subsidiary. Stone & Webster filed for bankruptcy protection in fiscal year 2000 and certain of its assets and liabilities have been acquired by the Shaw Group. As of October 6, 2000, the Company has been unsuccessful in collecting amounts owed to the Company by Stone & Webster. These increases were offset by a $4.1 million decrease in selling, general and administrative expense for the Containment Solutions Group in fiscal 2000 compared to fiscal 1999.

   Containment Solutions Group's selling, general and administrative expense decreased by $4.1 million, or 30%, to $9.7 million in fiscal 2000 from $13.8 million in fiscal 1999. In response to the significant reduction in Containment Solutions Group's revenues, the Company restructured its operations in the second quarter of fiscal 2000 through the closure of its Conroe, Texas, manufacturing facility and personnel reductions.

   Plasticon Fluid Systems Group's selling, general and administrative expense increased by $1.0 million, or 9%, in fiscal 2000 compared to fiscal 1999. The increase is attributable to the inclusion of the acquisition of Manantial in fiscal 2000 and Belco and Plasti-Fab acquisitions in the Plasticon Fluid Systems Group's results for the full year in fiscal 2000.

    Restructuring. During the fiscal year ended July 1, 2000, the Company implemented a plan in which it reorganized each of its business segments. A portion of the plan involved the closure of the Containment Solutions Group's Conroe, Texas, manufacturing facility, a Plasticon Europe manufacturing facility in Tilburg, The Netherlands, and a Hanwel Europe facility in Hengelo, The Netherlands. Additionally, certain domestic administrative functions were consolidated into the Company's Tulsa, Oklahoma, location and certain domestic and European sales and management positions were eliminated.

   As a result of the Corporate-wide restructuring in fiscal 2000, the Company recorded restructuring charges totaling $3.8 million ($0.69 per share), which are shown as a separate line item on the consolidated statement of operations. The fiscal 2000 restructuring charges include costs associated with involuntary termination benefits for employees (111 total employee terminations planned, 70 terminated as of July 1, 2000), disposal of closed facilities and other restructuring costs. The restructuring charges were $2.5 million for Welna, $0.5 million for the Containment Solutions Group and $0.8 million for Corporate.

    The following is an analysis of the restructuring charges and cash outlays from July 4, 1999 to July 1, 2000:

                                             Employee     Disposal
    (In thousands)                          Separations    Costs          Other          Total
                                            -----------    -----          -----          -----
    Restructuring charges:
    Balance at July 3, 1999                 $      --     $      --     $      --      $      --
      Fiscal 2000 charges                       3,601           116            99          3,816
      Fiscal 2000 cash outlays                 (2,374)           --           (99)        (2,473)
                                            ---------     ---------     ---------      ---------
    Balance at July 1, 2000                 $   1,227     $     116     $      --      $   1,343
                                            =========     =========     =========      =========

    The Company expects to incur cash payments relating to employee terminations and asset disposals at least equal to the remaining balance at July 1, 2000 during fiscal 2001.

   Interest Expense. Consolidated interest expense increased by $6.0 million, or 188%, in fiscal 2000. Consolidated interest expense was $9.2 million in fiscal 2000 compared to $3.2 million in fiscal 1999. The inclusion of the results for Welna in fiscal 2000 represents $3.9 million of the total increase. The remainder of the increase is attributable to higher interest rates on the Company's outstanding debt.

   Interest Income. Consolidated interest income increased by $0.1 million, or 68%, in fiscal 2000. Consolidated interest income was $0.2 million in fiscal 2000 compared to $0.1 million in fiscal 1999. The inclusion of the results for Welna in fiscal 2000 represents $0.2 million of the total increase. The increase is offset by lower interest income from the Company's domestic operations due to lower investable cash balances during fiscal 2000 versus fiscal 1999.

   Other Income, Net. Other income, on a consolidated basis, increased by $0.7 million, or 157%, in fiscal 2000 to $1.2 million from $0.5 million. The increase is primarily due to the effect of recognizing in income the revaluation of the Company's put option liability for the warrants issued to the holders of its Subordinated Notes.

   Income Taxes. The Company's provision for income taxes differs from the U.S. statutory rate of 34% due to valuation allowances recorded in fiscal 2000 on tax assets, state taxes, non-deductible goodwill amortization, a non-taxable warrant valuation adjustment and other permanent differences.

   Net Income (Loss). Due to the factors noted above, net income (loss) attributable to common stock decreased by $13.8 million from net income of $4.1 million in fiscal 1999 to a net loss of $9.7 million in fiscal 2000.

FISCAL 1999 COMPARED WITH FISCAL 1998

    The Company's results of operations for fiscal 1999 were significantly affected by the inclusion of acquired companies. The results of SEFCO and LaValley were included for a full year in fiscal 1999 versus 34 weeks in fiscal 1998. CC&E and Fibercast were included for a full year in fiscal year 1999 compared to seven and three weeks, respectively, in fiscal year 1998. The results of Plasti-Fab and Belco were included for 31 and 21 weeks in fiscal 1999, respectively, following their purchases in November 1998 and February 1999. The acquisition of Welna on July 1, 1999 had no impact on fiscal 1999 results.

   In addition, the Company utilizes a 52- or 53-week year-end ending on the Saturday closest to June 30. The fiscal year ended July 3, 1999 was a 53-week year.

    Net Revenues. Consolidated net revenues for fiscal 1999 increased $48.9 million, or 49%, to $148.8 million in fiscal 1999 from $99.9 million in fiscal 1998. Of the total increase, $27.8 million is due to the effect of including a full years' revenues in 1999 for acquisitions made in fiscal 1998 and revenues recognized for 1999 acquisitions in the Plasticon Fluid Systems Group, $1.4 million in revenue growth for the Plasticon Fluid Systems Group's Ershigs unit and a $19.6 million increase in revenues for the Containment Solutions Group.

    The Containment Solutions Group had an increase in revenues of $19.6 million, or 28%, primarily due to an increase in UST demand from new construction and replacement.

    Revenues for the Plasticon Fluid Systems Group increased $29.2 million, or 103%, mainly because of the impact of fiscal 1998 and 1999 acquisitions. The inclusion of the fiscal 1998 acquisitions of SEFCO and Fibercast in the Plasticon Fluid Systems Group's results for a full fiscal year represents $21.5 million of the total revenue increase. Revenues from the fiscal 1999 acquisitions of Belco and Plasti-Fab account for $6.3 million of the total revenue increase. The Ershigs unit of the Plasticon Fluid Systems Group had a $1.4 million increase in revenues in fiscal 1999 compared to fiscal 1998.

    Cost of Revenues. On a consolidated basis, cost of revenues increased by $33.7 million, or 44%, to $111.0 million in fiscal 1999 from $77.3 million in fiscal 1998. The increase is due to the impact of including a full years' cost of revenues for fiscal 1998 acquisitions of $17.5 million, cost of revenues from fiscal 1999 acquisitions of $4.1 million and a $11.8 million increase in cost of revenues for the Containment Solutions Group.

    The Containment Solutions Group had an increase in cost of revenues of $11.8 million, or 21%, primarily due to an increase in activity due to higher UST demand from new construction and replacement.

    The Plasticon Fluid Systems Group's cost of revenues increased by $21.9 million, or 106%, primarily due to the impact of fiscal 1998 and 1999 acquisitions. The inclusion of the fiscal 1998 acquisitions of SEFCO and Fibercast in the Plasticon Fluid Systems Group's results for a full fiscal year represents $17.5 million of the total increase in cost of revenues. Cost of revenues from the fiscal 1999 acquisitions of Belco and Plasti-Fab account for $4.1 million of the total increase.

    Gross profit increased $15.2 million, or 67%, to $37.8 million in fiscal 1999 from $22.6 million in 1998. Gross margins, as a percent of net revenues, for the Containment Solutions Group increased to 25% in fiscal 1999 as compared to 21% in fiscal 1998 due primarily to operational improvements and volume efficiencies. The gross margin at Plasticon Fluid Systems decreased slightly to 26% in fiscal 1999 from 27% in fiscal 1998. This slight decrease is the result of changes in the product and job mix from the prior year.

    Selling, General and Administrative Expense. Selling, general and administrative expenses increased $7.8 million, or 39%, to $27.9 million in fiscal 1999 from $20.2 million in fiscal 1998. The increase is primarily attributable to additional expenses from the acquired companies and increased sales expense due to volume increases at Containment Solutions. Selling, general and administrative expenses, as a percentage of net revenues, remained consistent at 19% for fiscal 1999 compared to 20% in fiscal 1998.

    In fiscal year 1999, the Company recognized a $682,000 non-recurring compensation charge in the second quarter relating to a salary continuation agreement. In fiscal 1998, the Company recognized a $2.3 million non-recurring compensation charge in the first quarter due to the exchange of subsidiary stock options for Denali stock options.

    Interest Expense. Interest expense in fiscal 1999 was $3.2 million compared to $1.6 million in fiscal 1998. The increase was due to borrowings incurred to finance the Company's acquisitions in late fiscal 1998 and fiscal 1999.

    Income Taxes. The Company's provision for income taxes differs from the U.S. statutory rate of 34% due to state taxes, non-deductible goodwill amortization and other permanent differences. In fiscal 1998, the Company's provision for income taxes differed from the U.S. statutory rate due to the non-recurring compensation charge being non-deductible for income tax purposes.

    Extraordinary Loss. The Company recognized an extraordinary loss on the early extinguishment of debt, net of income tax, of $281,000 in the third quarter of fiscal 1999.

    Net Income. Net income attributable to common stock for fiscal 1999 increased from $299,000 in fiscal 1998 to $4.1 million in fiscal 1999. Earnings per share, excluding the non-recurring compensation expense and extraordinary items, increased 60% to $0.99 in fiscal 1999 from $0.62 in fiscal 1998 on a diluted basis. Including the non-recurring compensation expense, fiscal 1999 earnings per diluted share were $0.90 before extraordinary items and $0.84 after extraordinary items.

LIQUIDITY AND CAPITAL RESOURCES

    During fiscal 2000, the Company experienced a greater than expected downturn in its underground storage tank market. Additionally, in Europe, capital spending in the petrochemical and chemical processing industry declined significantly resulting in a decrease in the demand for the Company's products in those markets. As a result, the Company has experienced recent operating losses and significantly decreased cash flows from operations in fiscal 2000, and the Company's liquidity has reached extremely low levels. The Company has had to borrow under its bank facilities during fiscal 2000 to cover these operating losses. In addition, these operating losses have resulted in the Company breaching the financial covenants in most of its credit facilities as well as defaulting on interest and principal payments on certain facilities (See more detailed discussion of credit facilities and related defaults below).

    During fiscal 2000, the Company implemented a plan in which it reorganized each of its business segments resulting in the closure of a manufacturing facility in the United States and two manufacturing facilities in the Netherlands as well as the consolidation of several administrative functions (See Note 4 to the financial statements). The reorganization plan was implemented in an effort to better match Company resources with current demand levels.

    The Company is currently pursuing a private placement of equity and debt to raise additional capital and increase its liquidity. This transaction is described in more detail below under the section Blair Transaction.

    As of October 6, 2000, the Company had $1.7 million of availability under its U.S. bank facility and has been meeting its recent operating cash flow needs. Management expects to generate additional cash flow by aggressively managing its working capital model and management is exploring raising additional cash from the sale of non-strategic assets.

    There can be no assurance that the Company will be able to successfully complete the Blair Transaction, the proposed restructuring of its credit facilities or secure alternative financing or capital. If the Company is unable to complete these transactions or otherwise raise additional capital and increase its liquidity, the Company may not be able to continue to operate as a going concern.

    The Company's capital requirements historically relate primarily to acquisitions of businesses in the critical fluids handling industry, debt service, capital expenditures and working capital. The Company has made aggregate cash payments for acquisitions, net of cash acquired, of approximately $98.8 million since inception in December 1994. The source of this cash has primarily been bank debt, along with proceeds from the sale of equity securities, sale of idle assets and use of net working capital.

CASH FLOW

    The net cash provided by (used in) operating, investing and financing activities for the fiscal years ended June 28, 1998, July 3, 1999 and July 1, 2000 is as follows (in thousands):

                                                Fiscal Year Ended
                                June 28, 1998      July 3, 1999     July 1, 2000
                                -------------      ------------     ------------
Cash provided by (used in):
Operating activities               $  3,854         $   7,239        $  (3,209)
Investing activities                (31,126)          (51,327)          (7,340)
Financing activities                 27,117            45,737           12,013

   Net cash provided by operating activities decreased by $10.4 million for fiscal 2000 compared to fiscal 1999. The decrease is primarily due to lower net income in fiscal 2000 compared to fiscal 1999. Net cash provided by operations in fiscal 1999 increased by $3.4 million over fiscal 1998. The increase is primarily due to a $1.5 million increase in net income (adjusted to exclude the non-cash, non-recurring compensation expense of $2.3 million in fiscal 1998) and an increase in depreciation and amortization of $1.6 million related to acquisitions made in late fiscal 1998 and in fiscal 1999. Capital expenditures totaled $4.6 million and $2.9 million in fiscal 2000 and fiscal 1999, respectively.

   Net cash used in investing activities decreased $44.0 million in fiscal 2000 compared to fiscal 1999 due to a lower level of acquisition activity in fiscal 2000 and lower capital expenditures. Net cash used in investing activities increased $20.2 million in fiscal 1999 compared to fiscal 1998 due primarily to the Welna acquisition in fiscal 1999.

   Cash flows provided by financing activities decreased approximately $33.7 million in fiscal 2000 due to a decrease in net borrowings of $29.2 million and a decrease in proceeds from the issuance of common stock of $4.5 million. The net borrowings incurred during fiscal 2000 were utilized to finance the purchases of HP Valves and Manantial, and working capital needs. Cash flows provided by financing activities increased by approximately $18.6 million in fiscal 1999 compared to 1998 primarily due to an increase in net borrowings of $39.3 million. The net borrowings incurred during fiscal 1999 were used primarily to finance portions of the Plasti-Fab, Belco and Welna acquisitions. The increase in fiscal 1999 net borrowings is offset by a decrease in the proceeds from sales of equity of $22.1 million.

WORKING CAPITAL

    At July 1, 2000, the Company had negative working capital of $60.8 million compared to $17.8 million in working capital at July 3, 1999, a decrease of $78.6 million. The decrease was primarily due to the reclassification of $65.3 million of debt in technical default from long-term to current debt. In addition, current maturities of long-term debt increased $9.8 million.

PRINCIPAL DEBT INSTRUMENTS

   At July 1, 2000, the Company had total borrowings of $104.4 million outstanding under its principal credit facilities and debt instruments. The Company is in default under the terms of its Domestic Credit Facility and Subordinated Notes. At July 1, 2000, the Company was also in default under the terms of its European Credit Facility.

   In May 2000, the Company signed a letter of intent with William Blair Mezzanine Capital Partners III, L.P. ("Blair") for the purpose of refinancing its long-term obligations (the "Blair Transaction"). The Company entered into a revised letter of intent with Blair in July 2000. See below for a separate discussion of the Blair Transaction.

DOMESTIC CREDIT FACILITY

   The Company has a $57.55 million domestic senior credit facility (the "Domestic Credit Facility") with a group of banks led by CIBC World Markets (the "Domestic Senior Lenders") that expires on January 12, 2004. The Domestic Credit Facility is comprised of $17.25 million of term loans, $15.3 million of acquisition loans, and a revolving credit facility of $25.0 million. The Domestic Credit Facility was available on January 12, 1999 when the Company refinanced its then existing credit facilities. In connection with the extinguishment of its old credit facility upon funding of the Domestic Credit Facility, the Company recorded an extraordinary loss of $454,000 ($281,000 net of tax) related to unamortized debt origination costs for the fiscal year ended July 3, 1999.

   The credit agreement covering the Domestic Credit Facility contains covenants requiring the maintenance of financial conditions including domestic maximum leverage, consolidated maximum leverage, domestic maximum senior leverage, consolidated maximum senior leverage, domestic minimum interest coverage, consolidated minimum interest coverage, domestic minimum fixed charge coverage and consolidated minimum fixed charge coverage ratios. The Company was not in compliance with these covenants beginning with the calendar quarter ended December 31, 1999 and each calendar quarter thereafter. A waiver of default was requested for the calendar quarter ended December 31, 1999, but the Company was unable to meet one of the conditions stipulated in the waiver agreement, which required the Company to obtain waivers of default from the holders of its 12% subordinated notes (the "Subordinated Notes"). The Company was unable to obtain a waiver of default from the holders of the Subordinated Notes for covenant violations that occurred in the calendar quarter ended December 31, 1999. The Company did not seek waivers for the reporting dates of March 31 and June 30, 2000. On June 30, 2000, the Company did not make a required principal payment of $750,000 on the term loan portion of the Domestic Credit Facility. As of July 1, 2000, the Company is in violation of the credit agreement covering the Domestic Credit Facility and although the Domestic Senior Lenders have not expressed their intention to do so, they have the right to accelerate the maturity of this obligation. Consequently, the Company has classified the total amount outstanding under the Domestic Credit Facility as current liabilities in the accompanying balance sheet.

   The term loan portion of the Domestic Credit Facility bears interest at LIBOR plus an applicable margin of 4.0%. The acquisition loans bear interest at LIBOR plus applicable margins from 4.0% to 4.50%. The Company has no available borrowing capacity for either the term or acquisition loans. Currently, both the term and acquisition loans bear default interest of 2% in addition to the base rate plus the applicable margin.

   The principal amount of the revolving credit facility is $25.0 million at July 1, 2000, or a defined borrowing base. At July 1, 2000, the revolving credit facility bore interest at either LIBOR plus applicable margins from 3.50% to 4.0% or prime plus 2.25% (interest rates were between 12.31% and 14.25% at July 1, 2000). Currently, the revolving credit facility bears default interest of 2% in addition to the base rate plus the applicable margin. Borrowings under the revolving credit facility are based on 85% of eligible accounts receivable and 50% of eligible inventory, as defined in the credit agreement. At July 1, 2000, the borrowing capacity under the revolving credit facility was $25.0 million and availability was $3.75 million. At October 6, 2000, the borrowing capacity under the revolving credit facility was $27.0 million and availability was $1.7 million.

   The Domestic Credit Facility also contained a provision for letters of credit, subject to availability, of up to $10 million. At July 1, 2000, the Company had $1.7 million in letters of credit outstanding. The total availability for letters of credit has since been reduced to the amount outstanding under the credit facility.

   On February 24, 2000, the Domestic Credit Facility was amended and the Domestic Senior Lenders agreed to waive the existing defaults due to the Company's non-compliance, subject to the conditions noted below. The amendment
(a) increased the revolving credit facility commitment from $20 million to $25 million; (b) decreased the term loan commitment to $17.25 million and the acquisition loan commitment to $15.3 million; (c) raised the applicable interest rate margins on borrowings under the Domestic Credit Facility; and (d) required the Company to secure $7.5 million in equity financing before July 31, 2000. The proceeds from the equity financing would be applied to reduce the Company's borrowings under the Domestic Credit Facility. Additionally, the Company issued a series of warrants to the Domestic Senior Lenders entitling them the right to purchase up to 1,000,000 shares of the Company's common stock at $0.01 per share in the event that the Company is unsuccessful in obtaining the required equity financing. A portion of the warrants are exercisable on the last day of each month on which the required equity financing has not been obtained over a period from July 31 to December 31, 2000. The amendment also required the Company to obtain executed waivers of default relating to breaches of certain financial covenants from the holders of its Subordinated Notes. The Company has been unable to reach an agreement with the holders of the Subordinated Notes to waive its default on the financial covenants contained in the subordinated note and warrant purchase agreement. Due to the foregoing circumstance, the Company did not seek waivers for its non-compliance with financial covenants noted above for the calendar quarters ended March 31 or June 30, 2000.

    On June 30, 2000, the Company did not make a required payment of principal of $750,000 on its term notes. On the same date, the Company and its Domestic Senior Lenders executed a forbearance agreement whereby unpaid principal installments due were deferred until July 31, 2000 (the "Forbearance Period"). During the Forbearance Period, the borrowings under the Domestic Credit Facility will bear default interest at 2% in addition to the base rate plus applicable margin. In connection with the forbearance agreement, the Company agreed to defer interest payments due to the holders of the Subordinated Notes.

    On July 31, 2000, an extension of the forbearance agreement was obtained through September 30, 2000. As part of the extension agreement, the Domestic Senior Lenders (a) increased their revolving credit facility commitment from $25 million to $27 million until September 30, 2000; (b) deferred their rights to exercise the warrants that were exercisable at July 31, 2000 and August 31, 2000; and (c) agreed to surrender the warrants upon consummation of the Blair Transaction described below. On October 2, 2000, an extension of the forbearance agreement was granted through October 31, 2000. In connection with the extension, the Company obtained an agreement from the holders of its Subordinated Notes to waive any default resulting solely from its failure to make interest payments from June 30 to September 30, 2000. The Company continues to be in default under the financial covenants under the Domestic Credit Facility. Although the Domestic Senior Lenders have not expressed their intent to accelerate the maturity of these borrowings, they retain the right to do so. Upon consummation of the proposed Blair Transaction discussed in Note 3, the Company will use the net proceeds obtained to reduce its borrowings under the Domestic Credit Facility.

As part of the Blair Transaction discussed below, the Company is negotiating a waiver of default and amendment to the Domestic Credit Facility. An agreement in principle has been reached with the Domestic Senior Lenders as follows:

        Principal Reductions

        $20.85 million of the proceeds from the Blair Transaction will be applied to reduce the outstanding borrowings under the Domestic Credit Facility as follows:

        o the outstanding borrowings under the existing term loans will be reduced from $17.25 million to $6.7 million, or $10.55 million; and

        o the amount outstanding under the revolving credit facility will be reduced from $24.0 million to $13.7 million, or $10.3 million.

        New Term Loan

        The existing term loan and acquisition facilities will be consolidated into a new $21.64 million term loan (the "New Term Loan"). The Domestic Senior Lenders will grant a two-year moratorium on scheduled principal payments for the New Term Loan. Proposed scheduled principal payments will be $1 million in 2002 and $20.64 million in 2003.

        Revolving Credit Facility

        The revolving credit facility commitment will revert from the current $27 million commitment back to the $25 million commitment agreed to on February 24, 2000. Simultaneous with the closing of the Blair Transaction, availability under the revolving credit facility will be $10 million. Any excess funds above the $10 million of availability will be applied to reduce the amount outstanding under the New Term Loan.

        Asset Dispositions

        All proceeds received by the Company from asset dispositions will be applied to reduce the principal balance outstanding under the New Term Loan.

        Revised Pricing Grid and Financial Covenants

        From the effective date of the amendment until September 30, 2002, the existing pricing grid for base rate and LIBOR loans will no longer be in effect and all borrowings will bear interest at a rate of LIBOR plus 3.50%. A proposed pricing grid, tied to levels of domestic maximum leverage ratios, will be reinstated on September 30, 2002.

        The financial covenants for domestic total leverage, domestic senior leverage and domestic fixed charge ratios will be modified setting forth quarterly ratios from December 31, 2000 to September 30, 2003. Additionally, the Company's ability to transfer cash to its non-domestic operations will be restricted.

   Although the Company has reached an agreement in principle with the Domestic Senior Lenders, the Company has not yet entered into a binding agreement with these lenders covering these matters and no assurances can be given that it will be able to successfully consummate the arrangement being considered.

EUROPEAN SENIOR CREDIT FACILITY

    In June 1999, the Company entered into a new senior credit facility (the "European Credit Facility") with ABN Amro and ING Bank to finance the acquisition of Welna. The European Credit Facility totals 25 million Dutch guilders ("NLG") ($10.8 million) and is composed of two term loans. Term Loan A provides for borrowings of NLG 15 million ($6.5 million) with quarterly payments of NLG 625,000 ($270,469) beginning October 1, 1999. Term Loan B provides for borrowings of NLG 10 million ($4.3 million) with principal due at the date of maturity, August 1, 2001. As of July 1, 2000, the Company had indebtedness under the European Credit Facility of NLG 23.1 million, or approximately $10 million, outstanding. Both term loans bear interest at EURIBOR plus 1.75%. The facility is secured by substantially all of Welna's assets.

    The credit agreement covering the European Credit Facility stipulates financial covenants requiring Welna to maintain specified levels of tangible net worth and specified maximum leverage, minimum interest coverage and minimum debt service coverage ratios. As of July 1, 2000, the Company was not in compliance with these covenants. The Company has requested, but as of October 6, 2000, has not received a waiver for these covenant violations from the European Senior Lenders. Because of the foregoing, the Company has classified these obligations as current liabilities in the accompanying consolidated balance sheet as of July 1, 2000.

12% SENIOR SUBORDINATED NOTES

   On July 1, 1999, the Company issued $15.0 million, or $13.3 million net of discount (of which $4.0 million is to certain directors of the Company and is classified separately as related party subordinated debt on the balance sheet), in 12% senior subordinated notes (the "Subordinated Notes"). The Subordinated Notes have a maturity date of June 30, 2006. Interest is payable each calendar quarter.

   The Subordinated Notes were issued with detachable warrants that entitle the holders to purchase up to 534,873 common shares at $7.54 per share. The warrants are exercisable immediately and expire in 2006. The warrants or warrant shares also feature a put option that allows the holder to put up to 1/3 of the warrants or warrant shares each year at fair market value beginning in year five and expiring in year ten. The warrants were recorded at fair value of $1,733,000 based on the Black Scholes valuation model, which has been recorded as a liability, and a related discount on the senior subordinated debt was recorded for the same amount. This discount is being amortized over the seven-year term of the Subordinated Notes as additional interest expense. The proceeds from the issuance of the Subordinated Notes were used to fund the acquisition of Welna.

   The purchase agreement related to the Company's Subordinated Notes contains financial covenants for the maintenance of domestic maximum leverage, domestic maximum senior leverage, minimum domestic interest coverage and minimum domestic fixed charge ratios. Due to lower than expected operating results as of the calendar quarter ending December 31, 1999 and each calendar quarter thereafter, the Company was not in compliance with these covenants. The Company did not make a scheduled interest payment due on June 30, 2000 on the Subordinated Notes of approximately $450,000.

   The Company requested, but did not receive, a waiver of default from the holders of the Subordinated Notes for the covenant violations that occurred at the end of the December 31, 1999 calendar quarter. The Company has not requested waivers from the Subordinated Note holders for covenant violations for the calendar quarters ending March 31 and June 30, 2000. The Company has received executed waivers of default related solely to its failure to make required interest payments for the periods ending June 30 and September 30, 2000. Because of the foregoing, the Company has classified these obligations as current liabilities in the accompanying consolidated balance sheet as of July 1, 2000.

    As part of the Blair Transaction discussed below, the holders of the Subordinated Notes will exchange their notes for a new class of subordinated notes (the "Replacement Notes"). The Replacement Notes will bear interest at 12% and will mature on December 31, 2008.

    At issuance, the interest rate on the Replacement Notes will be divided into a cash component of 10% and a payment-in-kind ("PIK") component of 2%. Interest will be payable quarterly.

    As to the PIK component, the Company may issue additional Replacement Notes to the note holders in an original principal amount equal to the amount of PIK interest instead of paying cash. Under the terms of the Replacement Notes, the Company's right to pay this portion of the interest by issuing additional notes will terminate when Consolidated Domestic EBITDA for the preceding twelve month period equals or exceeds $14.0 million.

    Although the Company has an agreement in principle with noteholders to refinance its obligations under the Subordinated Notes, the Company can provide no assurance that it can successfully complete the transaction as proposed.

OTHER LONG-TERM OBLIGATIONS

   The Company assumed $1.0 million in Industrial Revenue Bonds ("IRBs") in connection with its acquisition of the Owens Corning fiberglass composite UST business. The IRBs bear interest at 9.875% per annum, mature in February 2001 and are secured by the Company's Conroe, Texas manufacturing facility. These bonds were repaid during fiscal year 1999.

   The Company assumed $3.5 million of term debt with a financial institution in connection with its acquisition of Fibercast in June 1998. The term debt bears interest at prime plus 0.50%. Monthly principal payments of $58,500 plus interest are due monthly beginning August 1998 and the facility expires in February 2001. This note was refinanced under the terms of the new senior credit facility on January 12, 1999.

SHORT-TERM BORROWINGS

    The Company has a total of $26.3 million in commitments under various short-term credit facilities. At July 1, 2000, the Company had outstanding short-term borrowings of $21.4 million.

DOMESTIC OVERDRAFT FACILITY

    The Company entered into an overdraft facility with the Bank of Oklahoma on June 30, 1999. The facility provided for borrowings of up to $1 million. The facility bears interest at prime plus 2%. At July 1, 2000, the Company had outstanding borrowings under this facility of $0.6 million. The facility was canceled effective July 21, 2000.

EUROPEAN SHORT-TERM CREDIT FACILITIES

    The Company has $25.3 million in commitments under the short-term credit facilities described below. At July 1, 2000, the Company had $20.8 million in borrowings outstanding under these facilities.

    In June 1999, the Company entered into an NLG 25 million ($10.8 million) working capital facility with ABN-AMRO. The working capital facility bears interest monthly at the higher of one-month average EURIBOR or 2.50%, plus 0.75% (5.097% at July 1, 2000). The Company had approximately NLG 18.5 million, or $8.0 million, outstanding under the working capital facility at July 1, 2000. The unused portion of this facility is NLG 6.5 million, or $2.8 million.

    The credit agreement for the loan contains a covenant specifying a minimum level of tangible net worth to be maintained by the Company's European operations. At July 1, 2000, the Company was not in compliance with this covenant. The Company has requested, but as of October 6, 2000, has not received a waiver for this covenant violation from the lender.

    The lender has the right to cancel the working capital facility immediately and demand repayment of the amount outstanding. Although the lender has not canceled the working capital facility, the lender retains the right to do so.

   In August 1999, the Company entered into an NLG 5 million ($2.2 million) working capital facility with ING Bank. This facility bears interest at EURIBOR plus 0.4% (4.728% at July 1, 2000). The Company had approximately NLG 5.0 million, or $2.2 million, outstanding under the facility at July 1, 2000.

   The agreement for the credit facility stipulates financial covenants requiring the Company's European operations to maintain a specified level of minimum tangible net worth and minimum consolidated interest coverage ratio. At July 1, 2000, the Company was not in compliance with these covenants. The Company has requested, but as of October 6, 2000, has not received a waiver for these covenant violations.

    The lender has the right to cancel the working capital facility immediately and demand repayment of the amount outstanding. Although the lender has not canceled the working capital facility, the lender retains the right to do so.

   In April 2000, the Company obtained a short-term loan of NLG 10 million ($4.7 million) from ABN-AMRO. The loan was due on July 25, 2000 and bears interest monthly at 4.60%. At July 1, 2000, the outstanding principal amount of the loan was NLG 10 million ($4.7 million).

   The Company also has separate working capital facilities for their subsidiaries in Germany, Poland and France. These facilities provide for borrowings up to DM 14.58 million ($7.1 million), SEK 2.1 million ($0.3 million), and FFR 2.0 million ($0.2 million). These facilities bear interest at various fixed and variable interest rates, ranging from approximately 8.25% to 13.0% at July 1, 2000. As of July 1, 2000, the Company has approximately $5.9 million outstanding under these facilities. The unused portion of these facilities is approximately $1.7 million. These facilities are due on demand.

BLAIR TRANSACTION

    In May 2000, the Company signed a letter of intent with Blair Mezzanine Capital Fund III, L.P., under which Blair proposed to invest $28,000,000 in the Company through a combination of subordinated debt, convertible subordinated debt, and common stock. However, the Company's results of operations during the fiscal fourth quarter 2000 did not meet Blair's expectations, and Blair withdrew its original investment proposal in late June 2000. In July 2000, the Company and Blair entered into a revised letter of intent under which Blair proposes to invest $23,000,000 in the Company, comprised of $18,000,000 of 12% Senior Subordinated Notes due 2008, 5,000 shares of 8% Senior Cumulative Redeemable Preferred Stock, $1,000 liquidation preference per share, and warrants to purchase up to 3,880,645 shares of Denali common stock with an exercise price of $2.26 per share.

    Also as part of the proposed transaction, the Company will issue $15,000,000 in principal amount of its 12% Senior Subordinated Notes due 2008 to the holders of the Company's currently outstanding subordinated debt in exchange for all $15,000,000 in principal amount of the Company's currently outstanding subordinated debt, and will issue warrants to purchase up to 534,873 shares of its common stock with an exercise price of $2.26 per share to these holders in exchange for a like number of currently outstanding common stock purchase warrants with an exercise price of $7.54 per share. The notes issued in exchange for the Company's currently outstanding subordinated debt will contain an interest deferral feature. Under this interest deferral feature, the Company may pay cash interest at the rate of 10% per annum and may pay the remaining 2% per annum interest by issuing additional notes until the Company's U.S. operations generate annual earnings before interest, taxes and depreciation of $14,000,000 or more.

    There can be no assurance that the Company will be able to successfully complete these transactions. If the Company is unable to complete these transactions or otherwise raise additional capital and increase its liquidity, the Company may be unable to continue to operate as a going concern.

QUARTERLY RESULTS AND SEASONALITY

    The Company has experienced significant fluctuations in its quarterly results of operations. These fluctuations have been attributable to timing of acquisitions and seasonality. The Company's quarterly operating results are affected by the annual construction season slowdown resulting from winter weather especially in the period December through March. The fiberglass composite UST business is especially impacted during the winter months. The following table represents the Company's selected unaudited quarterly consolidated statements of operations for each quarter in fiscal 1999 and 2000:

                                  Fiscal Year Ended July 3, 1999                       Fiscal Year Ended July 1, 2000
                         ------------------------------------------------    -------------------------------------------------
                            1st          2nd          3rd           4th         1st          2nd           3rd          4th
                            Qtr.         Qtr.         Qtr.          Qtr.        Qtr.         Qtr.          Qtr.         Qtr.
                         --------     ---------    ---------    ---------    ---------    ---------     --------     ---------
Net revenues             $ 35,535     $  38,353    $  36,328    $  38,544    $  48,366    $  49,555     $ 46,142     $  45,854
Gross profit                8,766        10,140        8,661       10,236       12,366       12,014        8,981         7,238
Operating income
  (loss)                    2,577         2,141*       1,596        3,563        1,762          210         (171)       (3,637)
Income (loss) before
  minority interest and
  extraordinary items       1,285           916          476        1,724          805         (839)      (1,710)       (7,730)
Minority interest              --            --           --           --           71          121           61           (71)
Extraordinary
  items                        --            --         (281)          --           --           --           --            --
                         --------     ---------    ---------    ---------    ---------    ---------     --------     ---------
Net income (loss)        $  1,285     $     916    $     195    $   1,724    $     734    $    (960)    $ (1,771)    $  (7,659)
                         ========     =========    =========    =========    =========    =========     ========     ==========

* Results for the second quarter of fiscal 1999 include non-recurring compensation expenses of $682,000. In addition, the Company uses a 52- or 53-week year-end ending on the Saturday closest to June 30. The fiscal year ended July 3, 1999 was a 53-week year.

                                  Fiscal Year Ended July 3, 1999                       Fiscal Year Ended July 1, 2000
                         ------------------------------------------------    -------------------------------------------------
                            1st          2nd          3rd           4th         1st          2nd           3rd          4th
                            Qtr.         Qtr.         Qtr.          Qtr.        Qtr.         Qtr.          Qtr.         Qtr.
                         --------     ---------    ---------    ---------    ---------    ---------     --------     ---------
Basic net income
  (loss) per share
  before extraordinary
  items                    $0.27        $0.19        $0.10        $0.35        $0.14        $(0.17)       $(0.32)      $(1.38)

Diluted net income
  (loss) per share
  before extraordinary
  items                    $0.27        $0.19        $0.10        $0.35        $0.14        $(0.17)       $(0.32)      $(1.38)

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

   The Company is subject to market risk exposure related to changes in interest rates on its senior domestic and foreign credit facilities, which includes revolving credit notes and term notes. These instruments carry interest at a pre-agreed upon percentage point spread from either the prime interest rate, LIBOR, or EURIBOR. Under its senior domestic credit facilities, the Company may, at its option, fix the interest rate for certain borrowings based on a spread over LIBOR for 30 days to 6 months. At July 3, 1999 and July 1, 2000, the Company had $75.1 million and $88.8 million, respectively, outstanding under its senior credit facilities. Based on these balances, an immediate change of one percent in the interest rate would cause a change in interest expense, after considering the effects of its interest rate swap agreement, of approximately $751,000 and $828,000 or $0.09 and $0.09, net of tax, per diluted share, respectively, on an annual basis. The Company's objective in maintaining these variable rate borrowings is the flexibility obtained regarding early repayment without penalties and lower overall cost as compared with fixed-rate borrowings.

   Beginning in fiscal year 2000, the Company, through its subsidiary Welna, has had manufacturing and sales activities in foreign jurisdictions. In 1999, the Company manufactured its products only in the United States. With the addition of Welna, the Company now has manufacturing and sales facilities in The Netherlands, Germany, Poland, France and the United Kingdom. In addition, the Company now has sales activities in Belgium and Thailand. As a result, the Company's financial results may be significantly affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which the Company distributes its products. The Company's operating results are primarily exposed to changes in exchange rates between the Dutch Guilder and the Polish Zloty and Swedish Krona (non-Euro countries). When the Dutch Guilder strengthens against the Polish Zloty and Swedish Krona, the value of non-functional currency sales decreases. When the Dutch guilder weakens, the functional currency amount of sales increases. The Company does not currently hedge its net investment in foreign operations.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   None

                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   The information required by this item regarding directors will be set forth in the Proxy Statement under the caption entitled "Election of Directors" and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

   The information required by this item will be set forth in the Proxy Statement under the caption "Executive Compensation" and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   The information required by this item will be set forth in the Proxy Statement under the captions "Election of Directors" and "Executive Compensation" and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   The information required by this item will be set forth in the Proxy Statement under the caption "Certain Relationships and Related Transactions" and is incorporated herein by reference.

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

 4.1 Specimen of Common Stock certificate (incorporated by reference to the Registration Statement).

10.1        The Company's 1996 Incentive Stock Option Plan, as amended
            (incorporated by reference to the Registration Statement).

10.2 The Company's 1997 Incentive Stock Option Plan (incorporated by reference to the Registration Statement).

10.3        Stock Purchase Agreement dated April 8, 1998 between Reinforced
            Plastic Systems Inc., CC&E/RPS, Inc., and Specialty Solutions, Inc.
            (incorporated by reference to the Company's current report on Form
            8-K dated May 8, 1998).

10.4        Amendment to Stock Purchase Agreement dated May 8, 1998 between
            Reinforced Plastic Systems Inc., CC&E/RPS, Inc., and Specialty
            Solutions, Inc. (incorporated by reference to the Company's current report on Form 8-K dated May 8, 1998).

10.5        Stock Purchase Agreement dated May 11, 1998 by and between William
            I. Koch, Joan Granlund, Richard P. Callahan, as Custodian for Wyatt
            I. Koch, under the Florida Uniform Transfer to Minors Act, Richard
            A. Bird, Fibercast Company and Denali Incorporated (incorporated by reference to the Company's current report on Form 8-K dated June 5,
            1998).

10.6        Glass Fiber Reinforcement Products Purchase Agreement dated December
            23, 1994, by and between the Company and Owens Corning (incorporated by reference to the Registration Statement).

10.7 Agreement dated November 3, 1997, by and between the Company and Owens Corning (incorporated by reference to the Registration
            Statement).

10.8 Lease dated November 22, 1996, by and between the Company and Baymeadow Limited Partnership (the "Baltimore Lease") (incorporated by reference to the Registration Statement).

10.9        First Amendment of Lease dated August 19, 1997, by and between the
            Company and Baymeadow Limited Partnership regarding the Baltimore
            Lease (incorporated by reference to the Registration Statement).

10.10 Salary Continuation Agreement dated September 5, 1997, by and between the Company and Stephen T. Harcrow (incorporated by reference to the Registration Statement).

10.11 Letter to Lee W. Orr dated March 31, 1997, confirming offer of employment (incorporated by reference to the Registration
            Statement).

10.12       Confidentiality and Non-Competition Agreement dated September 5,
            1997, by and between the Company and R. Kevin Andrews (incorporated by reference to the Registration Statement).

10.13       Confidentiality and Non-Competition Agreement dated September 5,
            1997, by and between the Company and Cathy L. Smith (incorporated by reference to the Registration Statement).

10.14       Amended and Restated Credit Agreement dated March 23, 1998 among
            Denali Incorporated, Ershigs Biloxi, Inc., Ershigs, Inc., Fluid
            Containment, Inc., and SEFCO, Inc., and NationsBank of Texas, N.A., as agent, and the financial institutions named therein (incorporated by reference to the Company's quarterly report on Form 10-Q for the quarterly period ending March 28, 1998 (the "3rd Quarter 1998
            10-Q")).

10.15 Form of Revolving Note of Denali Incorporated pursuant to Amended and Restated Credit Agreement dated March 23, 1998 (incorporated by reference to the 3rd Quarter 1998 10-Q).

10.16 Guaranty dated March 23, 1998 of Denali Incorporated (incorporated by reference to the 3rd Quarter 1998 10-Q).

10.17       Subsidiary Guaranty dated March 23, 1998 of Containment Solutions,
            Inc., Denali Management, Inc., Ershigs Biloxi, Inc., Ershigs, Inc.,
            Fluid Containment Property, Inc., Instrumentation Solutions, Inc.,
            Specialty Solutions, Inc., Fluid Containment, Inc., SEFCO, Inc. and
            Hoover Containment, Inc. (incorporated by reference to the 3rd
            Quarter 1998 10-Q).

10.18 Security Agreement dated March 23, 1998 between Denali Incorporated and NationsBank of Texas, N.A., as agent (incorporated by reference to the 3rd Quarter 1998 10-Q).

10.19       Security Agreement dated March 23, 1998 among Containment Solutions,
            Inc., Denali Management, Inc., Ershigs Biloxi, Inc., Ershigs, Inc.,
            Fluid Containment Property, Inc., Instrumentation Solutions, Inc.,
            Specialty Solutions, Inc., Fluid Containment, Inc., SEFCO, Inc.,
            Hoover Containment, Inc. and NationsBank of Texas, N.A., as agent
            (incorporated by reference to the 3rd Quarter 1998 10-Q).

10.20 Pledge Agreement dated March 23, 1998 between Denali Incorporated and NationsBank of Texas, N.A., as agent (incorporated by reference to the 3rd Quarter 1998 10-Q).

10.21       Form of Pledge Agreement dated March 23, 1998 between NationsBank of
            Texas, N.A., as agent, and each of Specialty Solutions, Inc., Fluid
            Containment, Inc., and Ershigs, Inc. (incorporated by reference to the 3rd Quarter 1998 10-Q).

10.22       Amendment No. 1 and Consent to the Credit Agreement dated as of June
            5, 1998 among Denali Incorporated, Fluid Containment, Inc., Ershigs,
            Inc., Ershigs Biloxi, Inc., SEFCO, Inc., the Banks party to and defined in the Credit Agreement, and NationsBank, N.A., as agent
            (incorporated by reference to the Company's annual report on Form
            10-K for the fiscal year ending June 27, 1998 (the "1998 10-K"))

10.23 Assumption and Amendment to Loan Agreement dated as of June 5, 1998 among Bank of Oklahoma, N.A., Fibercast Company and Denali
            Incorporated (incorporated by reference to the 1998 10-K)

10.24 Amendment No. 2 to the Credit Agreement dated as of October 29, 1998 among Denali Incorporated, Fluid Containment, Inc., Ershigs, Inc.,
            Ershigs Biloxi, Inc., SEFCO, Inc., the Banks party to and defined in the Credit Agreement, and NationsBank, N.A., as agent (incorporated by reference to the Company's quarterly report on Form 10-Q for the quarterly period ending September 26, 1998 (the "1st Quarter 1999
            10-Q"))

10.25       Guaranty Reaffirmation dated October 29, 1998 of Containment
            Solutions, Inc., Denali Management, Inc., Ershigs Biloxi, Inc.,
            Ershigs, Inc., Fibercast Company, Fluid Containment Property, Inc.,
            Instrumentation Solutions, Inc., Specialty Solutions, Inc., Fluid
            Containment, Inc., SEFCO, Inc. and Hoover Containment, Inc.
            (incorporated by reference to the 1st Quarter 1999 10-Q)

10.26       Revolving Note dated October 29, 1998 for $26,000,000 payable to
            NationsBank, N.A. (incorporated by reference to the 1st Quarter 1999
            10-Q)

10.27       Credit Agreement (the "New Credit Agreement") among Denali
            Incorporated, Canadian Imperial Bank of Commerce, as administrative agent, and ING (U.S.) Capital LLC, as documentation agent, dated as of January 12, 1999 (incorporated by reference to the Company's quarterly report on Form 10-Q for the quarterly period ending March
            27, 1999 (the "3rd Quarter 1999 10-Q))

10.28       Stock Purchase Agreement dated February 3, 1999 by and between Steve
            Jones, Belco Manufacturing Company, Inc. and Containment Solutions,
            Inc. (incorporated by reference to the Company's Form 8-K dated
            February 18, 1999)

10.29       Asset Purchase Agreement dated February 3, 1999 by and between Tiger
            Trucking LLC, S. Jones Limited Partnership and Containment
            Solutions, Inc. (incorporated by reference to the Company's Form 8-K dated February 18, 1999)

10.30       Term Note pursuant to the New Credit Agreement between Denali
            Incorporated and Bank of Oklahoma N.A. dated January 12, 1999
            (incorporated by reference to the 3rd Quarter 1999 10-Q)

10.31       Form of Term Note pursuant to the New Credit Agreement between
            Denali Incorporated and each of Key Corporate Capital Inc., ING
            (U.S.) Capital LLC, and CIBC Inc. dated January 12, 1999
            (incorporated by reference to the 3rd Quarter 1999 10-Q)

10.32       Acquisition Loan Note pursuant to the New Credit Agreement between
            Denali Incorporated and Bank of Oklahoma N.A. dated January 12, 1999
            (incorporated by reference to the 3rd Quarter 1999 10-Q)

10.33 Form of Acquisition Loan Note pursuant to the New Credit Agreement between Denali Incorporated and each of Key Corporate Capital Inc.,
            ING (U.S.) Capital LLC, and CIBC Inc. dated January 12, 1999
            (incorporated by reference to the 3rd Quarter 1999 10-Q)

10.34       Revolving Credit Note pursuant to the New Credit Agreement between
            Denali Incorporated and Bank of Oklahoma N.A. dated January 12, 1999
            (incorporated by reference to the 3rd Quarter 1999 10-Q)

10.35 Form of Revolving Credit Note pursuant to the New Credit Agreement between Denali Incorporated and each of Key Corporate Capital Inc.,
            ING (U.S.) Capital LLC, and CIBC Inc. dated January 12, 1999
            (incorporated by reference to the 3rd Quarter 1999 10-Q)

10.36       Pledge Agreement dated January 12, 1999 between Denali Incorporated,
            Containment Solutions Services, Inc., Instrumentation Solutions,
            Inc., Denali Management Inc., Denali Holdings Management, L.L.C.,
            Denali Operating Management, Ltd., Containment Solutions, Inc.,
            Specialty Solutions, Inc., Ershigs, Inc., SEFCO, Inc., Fibercast
            Company, Plasti-Fab Inc. and Canadian Imperial Bank of Commerce, as administrative agent and issuing lender (incorporated by reference to the 3rd Quarter 1999 10-Q)

10.37       Security Agreement dated January 12, 1999 between Denali
            Incorporated, Containment Solutions Services, Inc., Instrumentation
            Solutions, Inc., Denali Management Inc., Denali Holdings Management,
            L.L.C., Denali Operating Management, Ltd., Containment Solutions,
            Inc., Specialty Solutions, Inc., Ershigs, Inc., SEFCO, Inc.,
            Fibercast Company, Plasti-Fab Inc. and Canadian Imperial Bank of
            Commerce, as administrative agent and issuing lender (incorporated by reference to the 3rd Quarter 1999 10-Q)

10.38       Guarantee dated January 12, 1999 between Containment Solutions
            Services, Inc., Instrumentation Solutions, Inc., Denali Management
            Inc., Denali Holdings Management, L.L.C., Denali Operating
            Management, Ltd., Containment Solutions, Inc., Specialty Solutions,
            Inc., Ershigs, Inc., SEFCO, Inc., Fibercast Company, Plasti-Fab Inc.
            and Canadian Imperial Bank of Commerce, as administrative agent and issuing lender (incorporated by reference to the 3rd Quarter 1999
            10-Q)

10.39       Form of Assignment and Acceptance Agreement pursuant to the New
            Credit Agreement between Denali Incorporated and Canadian Imperial
            Bank of Commerce, as administrative agent and each of Key Corporate
            Capital Inc., ING (U.S.) Capital LLC, and CIBC Inc. dated March 15,
            1999 (incorporated by reference to the 3rd Quarter 1999 10-Q)

10.40       Term Note pursuant to the New Credit Agreement between Denali
            Incorporated and Southwest Bank of Texas, N.A. dated March 15, 1999
            (incorporated by reference to the 3rd Quarter 1999 10-Q)

10.41       Form of Term Note pursuant to the New Credit Agreement between
            Denali Incorporated and each of Key Corporate Capital Inc., ING
            (U.S.) Capital LLC, and CIBC Inc. dated March 15, 1999 (incorporated by reference to the 3rd Quarter 1999 10-Q)

10.42       Acquisition Note pursuant to the New Credit Agreement between Denali
            Incorporated and Southwest Bank of Texas, N.A. dated March 15, 1999
            (incorporated by reference to the 3rd Quarter 1999 10-Q)

10.43 Form of Acquisition Note pursuant to the New Credit Agreement between Denali Incorporated and each of Key Corporate Capital Inc.,
            ING (U.S.) Capital LLC, and CIBC Inc. dated March 15, 1999
            (incorporated by reference to the 3rd Quarter 1999 10-Q)

10.44       Revolving Credit Note pursuant to the New Credit Agreement between
            Denali Incorporated and Southwest Bank of Texas, N.A. dated March
            15, 1999 (incorporated by reference to the 3rd Quarter 1999 10-Q)

10.45 Form of Revolving Credit Note pursuant to the New Credit Agreement between Denali Incorporated and each of Key Corporate Capital Inc.,
            ING (U.S.) Capital LLC, and CIBC Inc. dated March 15, 1999
            (incorporated by reference to the 3rd Quarter 1999 10-Q)

10.46       Offer Document by Denali Incorporated to shareholders of Welna, N.V.
            (incorporated by reference to the Company's Form 8-K dated July 14,
            1999)

10.47       Roll-over Loans Facility Agreement between Denali Welna Europe B.V.
            and ABN AMRO Bank N.V. and ING Bank N.V. dated June 11, 1999 for NLG
            25,000,000 (incorporated by reference to the Company's annual report on Form 10-K for the fiscal year ending July 3, 1999 (the "1999
            10-K"))

10.48       Credit Agreement between Welna, N.V., Welna Kunststoffen B.V., B.V.
            Twentse Kunststoffenindustrie Plasticon, Plasticon Haven B.V.,
            Woodcap B.V., Kialite-Plasticon B.V., Onroerend-Goed Maatschappij
            Plasticon B.V., Hanwel B.V., Plasticon Projects B.V., Welna Handel
            B.V., Plasticon Heerenveen B.V., B.V. van Delden, Gimex B.V. and ABN
            AMRO Bank N.V. dated June 11, 1999 for NLG 40,000,000 (incorporated by reference to the 1999 10-K)

10.49       Working Capital Credit Facility between Welna, N.V., Welna
            Kunststoffen B.V., B.V. Twentse Kunststoffenindustrie Plasticon,
            Plasticon Haven B.V., Woodcap B.V., Kialite-Plasticon B.V.,
            Onroerend-Goed Maatschappij Plasticon B.V., Hanwel B.V., Plasticon
            Projects B.V., Welna Handel B.V., Plasticon Heerenveen B.V., B.V.
            van Delden, Gimex B.V. and ING Bank dated June 11, 1999 for NLG
            5,000,000 (incorporated by reference to the 1999 10-K)

10.50 Amendment and Waiver dated June 30, 1999 to the Credit Agreement dated January 12, 1999 among Denali Incorporated and Canadian
            Imperial Bank of Commerce, as administrative agent for the Lenders and ING (U.S.) Capital LLC, as documentation agent (incorporated by reference to the 1999 10-K)

10.51 Note and Warrant Purchase Agreement dated as of June 30, 1999 between Denali Incorporated and the Variable Annuity Life Insurance
            Company, A.G. Investment Advisory Services, Inc., EMC Equity Fund,
            L.P., Cockrell Investment Partners, L.P., Simmons Family Trust,
            Thomas Dudley Simmons, Jr. Marital Trust, Thomas Dudley Simmons,
            Jr., Joel V. Staff, Symonds Trust Co., Ltd., Anne Allen Symonds
            Revocable Trust, William A. Monteleone, Jr., C. Richard Everett,
            Fred H. Levine and Jay H. Golding Profit Sharing Plan (incorporated by reference to the 1999 10-K)

10.52       Form of Common Stock Registration Rights Agreement between Denali
            Incorporated and the Variable Annuity Life Insurance Company, A.G.
            Investment Advisory Services, Inc., EMC Equity Fund, L.P., Cockrell
            Investment Partners, L.P., Simmons Family Trust, Thomas Dudley
            Simmons, Jr. Marital Trust, Thomas Dudley Simmons, Jr., Joel V.
            Staff, Symonds Trust Co., Ltd., Anne Allen Symonds Revocable Trust,
            William A. Monteleone, Jr., C. Richard Everett, Fred H. Levine and
            Jay H. Golding Profit Sharing Plan (incorporated by reference to the
            1999 10-K)

10.53       Form of Subscription Agreement between Denali Incorporated and the
            Variable Annuity Life Insurance Company, A.G. Investment Advisory
            Services, Inc., EMC Equity Fund, L.P., Cockrell Investment Partners,
            L.P., Simmons Family Trust, Thomas Dudley Simmons, Jr. Marital
            Trust, Thomas Dudley Simmons, Jr., Joel V. Staff, Symonds Trust Co.,
            Ltd., Anne Allen Symonds Revocable Trust, William A. Monteleone,
            Jr., C. Richard Everett, Fred H. Levine and Jay H. Golding Profit
            Sharing Plan (incorporated by reference to the 1999 10-K)

10.54       Roll-over Loans Facility Agreement, as amended, between Denali
            International Holdings B.V. and ABN AMRO Bank N.V. and ING Bank N.V.
            dated July 1999 for NLG 25,000,000 (incorporated by reference to the 1999 10-K)

10.55       Lease agreement between Steven Jones and Belco Manufacturing
            Company, Inc. dated January 1, 1998 (incorporated by reference to the 1999 10-K)

10.56       Amendment to lease agreement between Steven Jones and Belco
            Manufacturing Company, Inc. dated February 3, 1999 (incorporated by reference to the 1999 10-K)

10.57       Letter of severance agreement between Henk A. Kroes and Welna N.V.
            dated October 4, 1999 (incorporated by reference to the Company's quarterly report on Form 10-Q for the quarterly period ending
            January 1, 2000 (the "2nd Quarter 2000 10-Q"))

10.58       Severance Agreement and Release and Waiver of All Claims between
            Denali Incorporated and Melford S. Carter, Jr. dated December 3,
            1999 (incorporated by reference to the 2nd Quarter 2000 10-Q)

10.59       Edward de Boer Severance Agreement dated February 11, 2000
            (incorporated by reference to the Company's quarterly report on Form
            10-Q for the quarterly period ending April 1, 2000 (the "3rd Quarter
            2000 10-Q"))

10.60       Second Amendment and Waiver to the Credit Agreement among Denali
            Incorporated, Canadian Imperial Bank of Commerce, as administrative agent, and ING (U.S.) Capital LLC, as documentation agent, dated as of January 12, 1999 (incorporated by reference to the 3rd Quarter
            2000 10-Q)

10.61*      Waiver Agreement dated June 30, 2000 relating to the Note and
            Warrant Purchase Agreement dated as of June 30, 1999

10.62*      Forbearance Agreement among Denali Incorporated, Canadian Imperial
            Bank of Commerce, as administrative agent, and ING (U.S.) Capital
            LLC, as documentation agent, dated June 30, 2000

10.63*      Forbearance Extension Agreement among Denali Incorporated, Canadian
            Imperial Bank of Commerce, as administrative agent, and ING (U.S.)
            Capital LLC, as documentation agent, dated July 31, 2000

10.64*      Loan Agreement between Welna B.V., Welna Kunststoffen B.V., B.V.
            Twentse Kunststoffenindustrie Plasticon, Plasticon Haven B.V.,
            Woodcap B.V., Kialite-Plasticon B.V., Onroerend-Goed Maatschappij
            Plasticon B.V., Hanwel B.V., Plasticon Projects B.V., Welna Handel
            B.V., Plasticon Heerenveen B.V., B.V. Agentuur - en
            Kahdelmaatschappij G.W.J.J. van Delden, Gimex Technische Keramiek
            B.V., and ING Bank N.V. for NLG 6 Million dated September 4, 2000

10.65*      Waiver Agreement dated September 27, 2000 relating to the Note and
            Warrant Purchase Agreement dated as of June 30, 1999

10.66*      Second Forbearance Extension Agreement among Denali Incorporated,
            Canadian Imperial Bank of Commerce, as administrative agent, and ING
            (U.S.) Capital LLC, as documentation agent, dated September 30, 2000

21.1*       Subsidiaries of the Company

23.1*       Consent of Ernst & Young LLP

27.1*       Financial Data Schedule

-------------------------------------------------------------------------------
* Filed herewith

   (b)  Reports on Form 8-K

        The Company filed the following reports on Form 8-K during the fourth quarter of fiscal year 2000:

        None

                               DENALI INCORPORATED
                          INDEX TO FINANCIAL STATEMENTS

Report of Independent Auditors......................................................  F-1

Consolidated Balance Sheets as of July 3, 1999 and July 1, 2000.....................  F-2

Consolidated Statements of Operations for the Years Ended June 27, 1998,
   July 3, 1999 and July 1, 2000....................................................  F-3

Consolidated Statements of Stockholders' Equity as of June 27, 1998, July 3, 1999
   and July 1, 2000.................................................................  F-4

Consolidated Statements of Cash Flows for the Years Ended June 27, 1998,
   July 3, 1999 and July 1, 2000 ...................................................  F-5

Notes to Consolidated Financial Statements..........................................  F-6

                         REPORT OF INDEPENDENT AUDITORS

Board of Directors and Stockholders
Denali Incorporated

We have audited the accompanying consolidated balance sheets of Denali Incorporated and subsidiaries (the "Company") as of July 3, 1999 and July 1, 2000, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years ended June 27, 1998, July 3, 1999 and July 1, 2000. Our audits also included the consolidated financial statement schedule listed in the index at Item 14(a). These consolidated financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Denali Incorporated and subsidiaries at July 3, 1999 and July 1, 2000, and the consolidated results of its operations and its cash flows for the years ended June 27, 1998, July 3, 1999 and July 1, 2000, in conformity with accounting principles generally accepted in the United States. Also in our opinion, the related consolidated financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

The accompanying financial statements have been prepared assuming that Denali Incorporated will continue as a going concern. As more fully described in Note 3, the Company has incurred a recent operating loss and has a working capital deficit. In addition, the Company has not complied with certain covenants of debt agreements with banks and subordinated notes. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

                                                  ERNST & YOUNG LLP


Houston, Texas
September 29, 2000

                               DENALI INCORPORATED
                           CONSOLIDATED BALANCE SHEETS

                                                            July 3,    July 1,
                                                             1999       2000
                                                           --------   ---------
                                                              (In thousands)
ASSETS
Current assets:
  Cash ..................................................  $  1,824   $   2,940
  Accounts receivable, net of allowances of $1,419,000
      in 1999 and $1,470,000 in 2000 ....................    38,862      40,435
  Inventories ...........................................    26,175      23,304
  Prepaid expenses ......................................     4,052       2,171
  Income tax receivable .................................      --         1,717
  Other receivables .....................................     2,591       3,509
  Deferred tax assets ...................................     1,135        --
                                                           --------   ---------
      Total current assets ..............................    74,639      74,076
Property, plant and equipment, net ......................    46,938      39,647
Goodwill, net ...........................................    50,651      54,685
Other assets ............................................     3,898       3,191
Assets held for sale ....................................       449       1,594
                                                           --------   ---------
Total assets ............................................  $176,575   $ 173,193
                                                           ========   =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable ......................................  $ 19,047   $  20,839
  Accrued liabilities ...................................    15,777      13,517
  Lines of credit .......................................    16,217      21,361
  Income taxes payable ..................................     1,757        --
  Current maturities of long-term debt ..................     4,030      13,871
  Long-term debt in technical default ...................      --        61,217
  Related party subordinated debt in technical default ..      --         4,077
                                                           --------   ---------
      Total current liabilities .........................    56,828     134,882
Long-term debt, less current maturities .................    67,980       3,894
Related party subordinated debt .........................     4,002        --
Accrued pension costs ...................................     1,277       1,350
Minority interest .......................................     1,571         595
Deferred taxes ..........................................     1,692       1,846
Other long-term liabilities .............................     4,656       3,260
Series A Preferred Stock, redeemable at
  $250 per share, $.01 par value:
  Authorized shares -- 1,004,800
  Issued and outstanding shares - none ..................      --          --
Commitments and contingencies
Stockholders' equity:
  Common stock, $.01 par value
     Authorized shares -- 30,000,000
     Issued and outstanding shares -- 5,423,215 at
        July 3, 1999 and 5,558,914 at July 1, 2000 ......        54          55
  Additional paid-in capital ............................    34,956      35,640
  Accumulated other comprehensive loss ..................      --        (2,232)
  Retained earnings (deficit) ...........................     3,559      (6,097)
                                                           --------   ---------
Total stockholders' equity ..............................    38,569      27,366
                                                           --------   ---------
Total liabilities and stockholders' equity ..............  $176,575   $ 173,193
                                                           ========   =========

                             See accompanying notes.

                               DENALI INCORPORATED
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                           Years Ended
                                                 ----------------------------------
                                                 June 27,     July 3,      July 1,
                                                   1998        1999         2000
                                                 --------    ---------    ---------
                                                        (In thousands, except
                                                          per share amounts)
Net revenues .................................   $ 99,897    $ 148,760    $ 189,917
Cost of revenues .............................     77,273      110,957      149,318
                                                 --------    ---------    ---------
Gross profit .................................     22,624       37,803       40,599
Selling, general, and administrative
   expenses...................................     20,155       27,926       38,619
Restructuring charge .........................       --           --          3,816
                                                 --------    ---------    ---------
Operating income (loss) ......................      2,469        9,877       (1,836)
Interest expense .............................      1,614        3,199        9,209
Interest income ..............................       (118)        (124)        (208)
Other income, net ............................       (489)        (453)      (1,165)
                                                 --------    ---------    ---------
Income (loss) before income taxes ............      1,462        7,255       (9,672)
Income tax expense (benefit) .................      1,352        2,854         (198)
                                                 --------    ---------    ---------
Net income (loss) before minority
  interest and extraordinary item ............        110        4,401       (9,474)
Minority interest ............................       --           --            182
                                                 --------    ---------    ---------
Net income (loss) before extraordinary item ..        110        4,401       (9,656)
Extraordinary income (loss) on early
  extinguishment of debt, net of income tax ..        219         (281)        --
                                                 --------    ---------    ---------
Net income (loss) ............................        329        4,120       (9,656)
Dividends on Series A Preferred Stock ........        (30)        --           --
                                                 --------    ---------    ---------
Net income (loss) attributable to
   Common Stock...............................   $    299    $   4,120    $  (9,656)
                                                 ========    =========    =========
Net income (loss) per common share - basic
 and diluted:
  Income (loss) before extraordinary item ....   $   0.02    $    0.90    $   (1.75)
  Extraordinary item .........................       0.06        (0.06)        --
                                                 --------    ---------    ---------
  Net income (loss) per common share .........   $   0.08    $    0.84    $   (1.75)
                                                 ========    =========    =========

                             See accompanying notes.
                               DENALI INCORPORATED
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                                         Accumulated
                                                        Common     Common                   Retained        Other
                                                        Stock      Stock       Paid-In      Earnings     Comprehensive
                                                        Shares     Amount      Capital      (Deficit)        Loss           Total
                                                        ------     ------      -------       -------        -------        --------
                                                                                   (In thousands)
Balance at June 28, 1997 .........................       2,185       $22       $   297       $  (860)       $  --          $   (541)
  Exchange of employee stock options .............        --          --         2,312          --             --             2,312
  Issuance of common stock .......................       2,276        23        25,969          --             --            25,992
  Exercise of employee stock options .............         368         3           609          --             --               612
  Dividends declared .............................        --          --          --             (30)          --               (30)
  Net income .....................................        --          --          --             329           --               329
                                                         -----       ---       -------       -------        -------        --------
Balance at June 27, 1998 .........................       4,829       $48       $29,187       $  (561)       $  --          $ 28,674
  Issuance of common stock for
     acquisitions ................................         105         1         1,108          --             --             1,109
  Issuance of common stock in a private
     placement ...................................         489         5         4,505          --             --             4,510
  Income tax benefit related to incentive
     stock option plans ..........................        --          --           156          --             --               156
  Net income .....................................        --          --          --           4,120           --             4,120
                                                         -----       ---       -------       -------        -------        --------
Balance at July 3, 1999 ..........................       5,423       $54       $34,956       $ 3,559        $  --          $ 38,569
  Issuance of common stock for
     acquisitions ................................         136         1           684          --             --               685
  Net income .....................................        --          --          --          (9,656)          --            (9,656)
  Foreign currency translation adjustment ........        --          --          --            --           (2,232)         (2,232)
                                                         -----       ---       -------       -------        -------        --------
  Comprehensive loss .............................        --          --          --            --             --           (11,888)
                                                         -----       ---       -------       -------        -------        --------
Balance at July 1, 2000 ..........................       5,559       $55       $35,640       $(6,097)       $(2,232)       $ 27,366
                                                         =====       ===       =======       =======        =======        ========

                             See accompanying notes.
                               DENALI INCORPORATED
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                      Year Ended
                                                                          --------------------------------------
                                                                          June 27,       July 3,       July 1,
                                                                            1998          1999           2000
                                                                          --------       --------      --------
                                                                                      (In thousands)
OPERATING ACTIVITIES
Net income (loss) ...................................................     $    329       $  4,120       $ (9,656)
Adjustments to reconcile net income (loss) to
  net cash provided by (used in) operating
  activities:
  Compensation expense ..............................................        2,312           --             --
  Depreciation ......................................................        1,436          2,535          4,799
  Amortization ......................................................          256            725          2,161
  Provision for losses on accounts receivable .......................           93            397            604
  Deferred tax expense ..............................................          236            248          2,474
  Gain on disposal of property, plant and
     equipment and assets held for sale .............................          (89)           (31)           (28)
  Put warrant valuation adjustment ..................................         --             --           (1,385)
  Impairment of investment in joint venture .........................         --             --              151
  Changes in operating assets and liabilities,
     net of effects of acquisitions:
     Accounts receivable ............................................          (85)         2,163         (2,121)
     Inventories ....................................................       (1,612)        (4,731)         2,585
     Other receivables ..............................................         --             --            1,164
     Prepaid expenses ...............................................          (92)          (502)          (448)
     Other assets and liabilities ...................................         (212)         1,720            791
     Accounts payable ...............................................        1,223             39          1,712
     Accrued liabilities ............................................         (652)           159         (2,479)
     Income tax payable (receivable) ................................          711            397         (3,533)
                                                                          --------       --------       --------
Net cash provided by (used in) operating
  activities ........................................................        3,854          7,239         (3,209)
INVESTING ACTIVITIES
Acquisitions, net of cash acquired ..................................      (29,770)       (48,518)        (4,442)
Purchases of property, plant and equipment ..........................       (3,071)        (2,886)        (4,646)
Proceeds from sale of property, plant and
  equipment and assets held for sale ................................          899             77          1,748
Payments on notes receivable ........................................          816           --             --
                                                                          --------       --------       --------
Net cash used in investing activities ...............................      (31,126)       (51,327)        (7,340)
FINANCING ACTIVITIES
Proceeds from common stock issuance .................................       25,992          4,525           --
Proceeds from exercise of stock options .............................          612           --             --
Redemption of preferred stock .......................................       (1,200)          --             --
Dividends paid ......................................................         (210)          --             --
Net borrowings (repayments) under revolving
  lines of credit ...................................................        8,990         (8,455)        10,830
Net borrowings under short-term lines of credit .....................         --             --            3,834
Proceeds from term notes and long-term debt .........................       10,398         48,949          4,152
Proceeds from subordinated debt .....................................         --           15,000           --
Principal payments on term notes and long-term
  debt ..............................................................      (17,016)       (11,441)        (6,803)
Debt origination costs ..............................................         (449)        (2,841)          --
                                                                          --------       --------       --------
Net cash provided by financing activities ...........................       27,117         45,737         12,013
                                                                          --------       --------       --------
Increase (decrease) in cash .........................................         (155)         1,649          1,464
Effect of exchange rate changes on cash .............................         --             --             (348)
Cash at beginning of period .........................................          330            175          1,824
                                                                          --------       --------       --------
Cash at end of period ...............................................     $    175       $  1,824       $  2,940
                                                                          ========       ========       ========

                             See accompanying notes.

                               DENALI INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JULY 1, 2000


1. THE COMPANY

ORGANIZATION AND BASIS OF PRESENTATION

   Denali Incorporated ("Denali" or the "Company"), a Delaware corporation, was incorporated on December 19, 1994, and through its wholly and majority owned subsidiaries is primarily engaged in the design, manufacture, installation and sale of fiberglass composite underground storage tanks, steel aboveground storage tanks, and engineered fiberglass reinforced plastic products for corrosion-resistant applications. The Company's products were primarily marketed in the United States during the fiscal year ended July 3, 1999. On July 1, 1999, the Company acquired Welna, N.V. ("Welna"), which is headquartered in The Netherlands. Welna is a provider of engineered fluid handling products to the chemical, petrochemical, pulp and paper, water/wastewater, microelectronics and environmental process industries. Beginning in fiscal 2000, the addition of Welna expanded the Company's products and services globally, primarily to Europe.

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

FOREIGN CURRENCY TRANSLATION

    The Company's foreign subsidiaries use the local currency as their functional currency. Financial statements of these subsidiaries are translated into U.S. dollars using the exchange rate at the balance sheet dates for assets and liabilities and a weighted average exchange rate for each period for revenues, expenses, gains and losses and cash flows. The impact of currency fluctuations is recorded as comprehensive loss. For the twelve months ended July 1, 2000, the Company had net foreign currency translation losses of $2,232 which are recorded as a comprehensive loss and are classified as a separate component of stockholders' equity.

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

                    Buildings and improvements     20 to 39 years
                    Machinery and equipment        3 to 10 years

GOODWILL

   Goodwill represents the excess cost of companies acquired over the fair value of their tangible assets. Goodwill is being amortized on a straight-line basis over 40 years. The carrying value of goodwill is reviewed if the facts and circumstances suggest that it may be impaired. If this review indicates that goodwill will not be recoverable, as determined based on the undiscounted cash flows of the entity acquired over the remaining amortization period, the Company's carrying value of the goodwill will be reduced by the estimated shortfall of the discounted cash flows. The Company also has negative goodwill of approximately $1.1 million resulting from the acquisition of Ershigs in February 1997. The negative goodwill is being amortized primarily over the life of the related assets, which is estimated to be 15 years. Accumulated amortization was $616,000 and $1,864,000 for the years ended July 3, 1999 and July 1, 2000, respectively. Amortization expense was $99,000, $448,000 and $1,248,000 for the years ended June 27, 1998, July 3, 1999 and July 1, 2000.

REVENUES FROM LICENSE ARRANGEMENTS

   The Company has certain license agreements whereby it receives royalties equal to the greater of a certain percentage of the licensee's sales for products based on the Company's proprietary technology and processes or a guaranteed amount as specified in the agreements. The agreements expire between 2000 and 2011. The Company recognizes the actual royalties due or the guaranteed amount under these license agreements in the period of the licensee's sales.

REVENUE RECOGNITION

   Revenues from sales of products fabricated at plant locations are recognized using the units-of-delivery method of accounting.

   Revenues from certain long-term construction contracts are recognized on the percentage-of-completion method. Earned revenue is based on the percentage that incurred costs to date are to total estimated costs after giving effect to the most recent estimates of total cost. The cumulative impact of revisions in total cost estimates during the progress of work is reflected in the period in which these changes become known. Earned revenue reflects the original contract price adjusted for agreed-upon claim and change order revenue, if any.

   Losses expected to be incurred on jobs in process, after consideration of estimated minimum recoveries from claims and change orders, are charged to income as soon as such losses are known. Selling and administrative expenses are charged to income in the period incurred and are not allocated to contracts in progress.

ADVERTISING

   The Company expenses all advertising costs as incurred. Advertising costs incurred were $582,000, $748,000 and $758,000 for the years ended June 27, 1998, July 3, 1999 and July 1, 2000, respectively.

INCOME TAXES

   The Company uses the liability method of accounting for income taxes. Under the liability method, deferred income taxes are determined based on differences between financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates that will be in effect when the differences reverse.

RESEARCH AND DEVELOPMENT COSTS

   The costs of materials and equipment that are acquired for research and development activities, and which have alternative future uses, are capitalized and depreciated over the period of future benefit. All other research and development costs are charged against earnings in the period incurred. Research and development costs expensed were $458,000, $798,000 and $409,000 for the years ended June 27, 1998, July 3, 1999 and July 1, 2000, respectively.

CONCENTRATION OF CREDIT RISK

   Financial instruments that could potentially subject the Company to concentrations of credit risk are accounts receivable. The Company periodically evaluates the creditworthiness of its customers and generally does not require collateral. The Company's customer base consists of major commercial organizations and independent sub-contractors. No customer accounted for 10% or more of revenues for the years ended June 27, 1998, July 3, 1999 and July 1, 2000.

PER SHARE INFORMATION

   The following table sets forth the weighted average shares outstanding for the computation of basic and diluted earnings per share:

                                                                   Years Ended
                                                        -----------------------------------
                                                          June 27,    July 3,     July 1,
                                                           1998        1999        2000
                                                        -----------  ----------  ---------
                                                              (Share data in thousands)

         Weighted average common shares outstanding....    3,736       4,886       5,518
         Dilutive securities - employee stock options
           and warrants................................      139           2          --
                                                         -------      ------      ------
         Weighted average common shares outstanding
           assuming full dilution......................    3,875       4,888       5,518
                                                         =======      ======      ======

    Options to purchase 377,674 shares of common stock and warrants to purchase 534,873 shares of common stock were outstanding as of July 1, 2000, but were not included in the computation of diluted earnings per share because their assumed exercise would have been anti-dilutive to earnings per share.

CAPTIVE INSURANCE PROGRAM

   In January 1996, the Company entered into a captive insurance program for its workers' compensation and automobile coverages. The program provides for certain reinsurance on claims over $250,000 and aggregate insurance for the total claims exposure of the captive company. The Company uses actuarial determined information provided by the captive insurance company to determine its estimated liability. In February 2000, the Company changed to a fully-insured program for its workers' compensation coverage.

ACCOUNTING CHANGES

    In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities ("FAS 133"). The Company is required to adopt FAS 133 effective the beginning of fiscal year 2001. The Statement will require the Company to recognize all derivatives on the balance sheet at fair value. The Company is in the process of completing its analysis of the impact of this statement on its results of operations or financial position and is therefore not able to quantify the effect.

    In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin 101, Revenue Recognition in Financial Statements ("SAB 101"), which the Company is required to adopt in the second quarter of fiscal year 2001. SAB 101 clarifies how existing revenue recognition rules should be applied. The Company is currently evaluating their revenue recognition policies and the effect of adoption.

3.  MANAGEMENT'S PLAN AND PROPOSED DEBT RESTRUCTURING

    The Company's consolidated financial statements for the fiscal year ended July 1, 2000 have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred a net loss of $9.7 million and a cash deficit from operations of $3.2 million for the fiscal year ended July 1, 2000. The Company also has negative working capital of $61 million and has debt in default (See Note 9). These conditions raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that may result from the outcome of this uncertainty.

    During fiscal 2000, the Company experienced a greater than expected downturn in its underground storage tank market. Additionally, in Europe, capital spending in the petrochemical and chemical processing industry declined significantly resulting in a decrease in the demand for the Company's products in those markets. As a result, the Company has experienced recent operating losses. During fiscal 2000, the Company implemented a plan in which it reorganized each of its business segments resulting in the closure of a manufacturing facility in the United States and two manufacturing facilities in the Netherlands as well as the consolidation of several administrative functions (See Note 4). The reorganization plan was implemented in an effort to better match Company resources with current demand levels.

    In May 2000, the Company signed a letter of intent with Blair Mezzanine Capital Fund III, L.P., under which Blair proposed to invest $28 million in the Company through a combination of subordinated debt, convertible subordinated debt, and common stock. However, the Company's results of operations during the fiscal fourth quarter 2000 did not meet Blair's expectations, and Blair withdrew its original investment proposal in late June 2000. In July 2000, the Company and Blair entered into a revised letter of intent under which Blair proposes to invest $23 million in the Company, comprised of $18 million of 12% Senior Subordinated Notes due 2008, 5,000 shares of 8% Senior Cumulative Redeemable Preferred Stock, $1,000 liquidation preference per share, and warrants to purchase up to 3,880,645 shares of Denali common stock with an exercise price of $2.26 per share.

    Also as part of the proposed transaction, the Company will issue $15 million in principal amount of its 12% Senior Subordinated Notes due 2008 to the holders of the Company's currently outstanding subordinated debt in exchange for all $15 million in principal amount of the Company's currently outstanding subordinated debt, and will issue warrants to purchase up to 534,873 shares of its common stock with an exercise price of $2.26 per share to these holders in exchange for a like number of currently outstanding common stock purchase warrants with an exercise price of $7.54 per share. The notes issued in exchange for the Company's currently outstanding subordinated debt will contain an interest deferral feature. Under this interest deferral feature, the Company may pay cash interest at the rate of 10% per annum and may pay the remaining 2% per annum interest by issuing additional notes until the Company's U.S. operations generate annual earnings before interest, taxes and depreciation of $14 million or more.

   In connection with the proposed Blair transaction, the Company and the Domestic Senior Lenders will execute an agreement for a waiver of default and amendment to the Domestic Credit Facility. Net proceeds from the Blair Transaction of $20.85 million will be applied to reduce borrowings under the term loan by $10.91 million (from $17.25 million to $6.34 million) and revolving credit facility by $9.94 million. Outstanding borrowings, after repayments, under the acquisition and term loans will be consolidated into a new term loan (the "New Term Loan") of $21.64 million. The Domestic Senior Lenders will grant a two-year moratorium on scheduled principal payments for the New Term Loan. Proposed scheduled principal payments will be $1 million in 2002 and $20.64 million in 2003. The revolving credit facility commitment will revert from the $27 million existing commitment to $25 million and availability under the facility will be an amount not to exceed $10 million.

   Consummation of the proposed investment is subject to certain conditions including satisfactory completion of due diligence by Blair and the approval by the Company's Domestic Senior Lenders, the holders of the Subordinated Notes and shareholders.

    As of October 6, 2000, the Company had $1.7 million of availability under its U.S. bank facility and has been meeting its operating cash flow needs. Management expects to generate additional cash flow by aggressively managing its working capital model and management is exploring raising additional cash from the sale of non-strategic assets.

    There can be no assurance that the Company will be able to successfully complete the Blair Transaction, the proposed restructuring of its credit facilities or secure alternative financing or capital. If the Company is unable to complete these transactions or otherwise raise additional capital and increase its liquidity, the Company may not be able to continue to operate as a going concern.

4.  RESTRUCTURING OF OPERATIONS

    During the fiscal year ended July 1, 2000, the Company implemented a plan in which it reorganized each of its business segments. A portion of the plan involved the closure of the Containment Solutions Group's Conroe, Texas, manufacturing facility, a Plasticon Europe manufacturing facility in Tilburg, The Netherlands, and a Hanwel Europe facility in Hengelo, The Netherlands. Additionally, certain domestic administrative functions were consolidated into the Company's Tulsa, Oklahoma, location and certain domestic and European sales and management positions were eliminated.

    As a result of the Corporate-wide restructuring in fiscal 2000, the Company recorded restructuring charges totaling $3.8 million ($0.69 per share), which are shown as a separate line item on the consolidated statement of operations. The fiscal 2000 restructuring charges include costs associated with involuntary termination benefits for employees (111 total employee terminations planned, 70 terminated as of July 1, 2000), disposal of closed facilities and other restructuring costs.

    The following is an analysis of the restructuring charges and cash outlays from July 4, 1999 to July 1, 2000:

                                             Employee     Disposal
    (In thousands)                          Separations    Costs           Other          Total
                                            -----------   --------      ----------     ----------
    Restructuring charges:
    Balance at July 3, 1999                 $      --     $      --     $      --      $      --
      Fiscal 2000 charges                       3,601           116            99          3,816
      Fiscal 2000 cash outlays                 (2,374)           --           (99)        (2,473)
                                            ---------     ---------     ---------      ---------
    Balance at July 1, 2000                 $   1,227     $     116     $      --      $   1,343
                                            =========     =========     =========      =========

    The Company expects to incur cash payments relating to employee terminations and asset disposals at least equal to the remaining balance at July 1, 2000 during fiscal 2001.

5. ACQUISITIONS

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

   Effective July 1, 1999, the Company completed its tender offer for the publicly held shares of Welna N.V. ("Welna"), a Dutch company listed on the Official Market of the Amsterdam Stock Exchange. Denali purchased substantially all of the outstanding stock of Welna. The consolidated balance sheet as of July 3, 1999 includes the effect of the acquisition of Welna; however, there was no effect on the statement of operations in fiscal year 1999. The consolidated balance sheet includes minority interest, which represents minority ownership in certain Welna subsidiaries.

   Welna currently operates through two major divisions. Plasticon Europe designs, manufactures and installs all forms of FRP pipe systems, vessels and other related equipment requiring high levels of corrosion resistance. Hanwel Europe is a distribution operation that specializes in high quality products and engineered systems for power generation, water treatment and paper and chemical processing industries. Welna markets its products through its subsidiaries in The Netherlands, Germany, United Kingdom, Belgium, Sweden, France, Poland and Thailand.

   In connection with the fiscal 1999 acquisitions, the Company acquired net assets of $37.6 million in exchange for $47.2 million in cash, which is net of $2.6 million cash acquired, and incurred approximately $2.1 million in acquisition costs resulting in the recording of goodwill of approximately $30.2 million. The allocation of the purchase price to assets and liabilities acquired for the acquisitions was based initially on preliminary estimates of fair market value. During the fiscal year ended July 1, 2000, the fair market value of the assets and liabilities of Welna was adjusted by $3.6 million for finalization in the fair value of certain manufacturing facilities, inventory and other receivables. The Company issued 594,189 common shares for the fiscal 1999 acquisitions valued at $5.6 million. The Company also assumed approximately $15 million of bank debt, net of cash acquired, in connection with the Welna acquisition.

    On September 3, 1999, the Company acquired 67.5% of the issued and outstanding stock of Manantial Chile S.A., a company that designs, equips, installs and commissions industrial and municipal water and wastewater treatment plants and systems for approximately $1.1 million in cash and 27,139 shares of common stock valued at $213,000.

    On November 11, 1999, the Company acquired all of the issued and outstanding stock of HP Valves Oldenzaal B.V., a valve manufacturer located in Oldenzaal, The Netherlands for $2.8 million in cash, assumption of $1.4 million of debt, and 108,500 shares of common stock valued at $472,000.

   All of the acquisitions described above were accounted for under the purchase method of accounting whereby the assets and liabilities were adjusted to their estimated fair values at the acquisition date. The consolidated financial statements reflect all operations for the acquired companies since the date of acquisition. The pro forma effects of the fiscal year 2000 acquisitions are immaterial, and therefore, not presented.

6.  ASSETS HELD FOR SALE

   Assets held for sale are recorded on the balance sheet at amounts equal to estimated net realizable values adjusted for anticipated earnings or losses, interest and other carrying costs until sale.

   When the Company purchased the tank group from Owens Corning in 1994, it identified $3.6 million in assets held for sale. At July 3, 1999, $449,000 remained to be sold, which represented manufacturing equipment that the Company expected to sell under licensing agreements or through joint ventures. During fiscal year 2000, the Company sold the remaining equipment and recognized no gain or loss.

   As part of the restructuring of its domestic operations discussed in Note 4, the Company has classified its Conroe, Texas, manufacturing facility as assets held for sale. The net book value of this facility is approximately $1.6 million. Management expects to realize at least this amount from the sale of the facility.

7.  INVENTORIES

   Inventories consisted of the following:

                                                       July 3,       July 1,
                                                        1999          2000
                                                     -----------   -----------
                                                          (In thousands)
            Finished goods...................          $ 10,546      $  8,620
            Raw materials....................             8,672         8,568
            Work in process..................             6,957         6,116
                                                       --------      --------
                                                       $ 26,175      $ 23,304
                                                       ========      ========

8.  PROPERTY, PLANT AND EQUIPMENT

   Property, plant and equipment consisted of the following:

                                           July 3,      July 1,
                                            1999         2000
                                         ---------     ---------
                                             (In thousands)
Land.................................      $6,678      $  5,509
Buildings and improvements...........      22,198        17,853
Machinery and equipment..............      22,603        26,205
Construction in progress.............       1,330           311
                                           ------      --------
                                           52,809        49,878
Less accumulated depreciation........      (5,871)      (10,231)
                                           ------      ---------
Property, plant and equipment, net...    $ 46,938      $ 39,647
                                         ========      ========

9.  LONG-TERM DEBT

    Long-term debt consisted of the following:

                                           July 3,     July 1,
                                            1999        2000
                                         ---------    --------
                                             (In thousands)
Domestic credit facility
  Term note (a)....................      $  19,000    $ 17,250
  Acquisition note (b).............         17,200      15,300
  Revolving credit facility (c)....         11,000      21,245
                                         ---------    --------
                                            47,200      53,795
                                         ---------    --------

12% Senior subordinated notes, net
  of discount (d)..................         13,267      13,515

European senior credit facility
  Term loan A (e)..................          7,049       5,680
  Term loan B (f)..................          4,700       4,327
                                         ---------    --------
                                            11,749      10,007
                                         ---------    --------
European 5-year term loan (g)......          1,161         649
European term loan (h).............             --       2,434
Sellers notes (i)..................          2,109       2,109
Unsecured Term notes (j)...........            526         550
                                         ---------    --------
                                            76,012      83,059
Less current maturities............         (4,030)    (13,871)
Less long-term debt in technical
  default..........................             --     (65,294)
                                         ---------    --------
Total long-term debt...............      $  71,982    $  3,894
                                         =========    ========

(a) Available at January 12, 1999. Total commitment $17.25 million. Due in quarterly installments of $500,000 the first year, $750,000 the second year, $1.0 million the third year, $1.25 million the fourth year and $1.5 million the fifth year. Interest accrues at LIBOR plus 4.0% plus an additional 2% while in default (12.69% at July 1, 2000) through 2004. Secured by substantially all assets of the Company's domestic subsidiaries.
(b) Available at January 12, 1999. Total commitment $15.3 million. Beginning on September 30, 2000, the note is payable quarterly. Payments 1-6 are equal to 5% of the outstanding principal amount. Payments 7-10 are equal to 7.5% and payments 11-14 are equal to 10%. Interest is payable at LIBOR plus applicable margins from 4.0% to 4.5% plus an additional 2% while in default (13.2% at July 1, 2000). Secured by substantially all assets of the Company's domestic subsidiaries.
(c) Available at January 12, 1999. Total commitment $25 million. Principal due December 31, 2003. Interest payable monthly at either LIBOR plus applicable margins of 3.5% to 4.0% or prime plus 2.25% plus an additional 2% while in default (at rates between 12.31% and 14.25% at July 1, 2000). Eight LIBOR tranches in effect at July 1, 2000. Secured by substantially all assets of the Company's domestic subsidiaries.
(d) Principal amount $15,000. Net of unamortized discount of $1,733 and $1,485 at July 3, 1999 and July 1, 2000, respectively. Principal due July 1, 2006. Interest payable quarterly.
(e) Due in quarterly installments of NLG 625,000 ($270,469) beginning on October 1, 1999. Interest payable quarterly at EURIBOR plus 1.75% (4.721% at July 1,
    2000) through August 2005. Secured by the assets of Welna.
(f) Principal due August 1, 2001. Interest payable quarterly at EURIBOR plus 1.75% (6.298% at July 1, 2000). Secured by the assets of Welna.

(g) Final principal payment due September 1, 2001. Payable in semi-annual installments of NLG 500,000 ($216,375). Interest payable quarterly at 4.965% through September 1, 2000 and 5% thereafter. The interest rate on this term loan is fixed at 5.0% via an interest rate option agreement.
(h) Available at November 30, 1999. Principal due in sixteen quarterly installments of NLG 375,000 ($162,281) beginning on April 1, 2000. Interest payable quarterly at EURIBOR plus 1.25% (5.798% at July 1, 2000). Secured by the assets of HP Valves Oldenzaal B.V.
(i) Notes payable issued pursuant to the Plasti-Fab and Belco acquisitions. The Plasti-Fab note, issued in the amount of $609,000, bears interest at 8.25% and is due in November 2003. The Belco note, issued in the amount of $1,500,000, bears interest at 8.5% and is due in February 2004.
(j) Various unsecured term notes. Principal due between 2001 and 2003. Interest payable quarterly ranging from 4.965% to 8.5%.

DOMESTIC CREDIT FACILITY

    The Company has a $57.55 million senior credit facility (the "Domestic Credit Facility") with a group of lenders led by CIBC World Markets Group (the "Domestic Senior Lenders") that expires on January 12, 2004. The Domestic Credit Facility includes covenants requiring the maintenance of financial conditions including domestic maximum leverage, consolidated maximum leverage, domestic maximum senior leverage, consolidated maximum senior leverage, domestic minimum interest coverage, consolidated minimum interest coverage, domestic minimum fixed charge coverage and consolidated minimum fixed charge coverage ratios. Beginning with the calendar quarter ended December 31, 1999 and each calendar quarter thereafter, the Company was not in compliance with these covenants.

   On February 24, 2000, the Domestic Credit Facility was amended and the Domestic Senior Lenders agreed to waive the existing defaults due to the Company's non-compliance subject to the conditions noted below. The amendment
(a) increased the revolving credit facility commitment from $20 million to $25 million; (b) decreased the term loan commitment to $17.25 million and the acquisition loan commitment to $15.3 million; (c) raised the applicable interest rate margins on borrowings under the Domestic Credit Facility; and (d) required the Company to secure $7.5 million in equity financing before July 31, 2000. The proceeds from the equity financing would be applied to reduce the Company's borrowings under the Domestic Credit Facility. Additionally, the Company issued a series of warrants to the Domestic Senior Lenders entitling them the right to purchase up to 1,000,000 shares of the Company's common stock at $0.01 per share in the event that the Company is unsuccessful in obtaining the required equity financing. A portion of the warrants are exercisable on the last day of each month on which the required equity financing has not been obtained over a period from July 31 to December 31, 2000. The amendment also required the Company to obtain executed waivers of default relating to breaches of certain financial covenants from the holders of its Subordinated Notes. The Company has been unable to reach an agreement with the holders of the Subordinated Notes to waive its default on the financial covenants contained in the purchase agreement. Due to the foregoing circumstance, the Company did not seek waivers for its non-compliance with financial covenants noted above for the calendar quarters ended March 31 or June 30, 2000.

    On June 30, 2000, the Company did not make a required payment of principal of $750,000 on its term notes. On the same date, the Company and its Domestic Senior Lenders executed a forbearance agreement whereby unpaid principal installments due were deferred until July 31, 2000 (the "Forbearance Period"). During the Forbearance Period, the borrowings under the Domestic Credit Facility will bear default interest at 2% in addition to the base rate plus applicable margin. In connection with the forbearance agreement, the Company agreed to defer interest payments due to the holders of the Subordinated Notes.

    On July 31, 2000, an extension of the forbearance agreement was obtained through September 30, 2000. As part of the extension agreement, the Domestic Senior Lenders (a) increased their revolving credit facility commitment from $25 million to $27 million until September 30, 2000; (b) deferred their rights to exercise the warrants that were exercisable at July 31, 2000 and August 31, 2000; and (c) agreed to surrender the warrants upon consummation of the Blair Transaction described below. On October 2, 2000, an extension of the forbearance agreement was granted through October 31, 2000. The forbearance extension provides for a deferral of the bank group's right to exercise any warrants held by the lenders that are exercisable July 31, 2000, August 31, 2000 or September 30, 2000. In connection with the extension, the Company obtained an agreement from the holders of its Subordinated Notes to waive any default resulting solely from its failure to make interest payments from June 30 to September 30, 2000. The Company continues to be in default under the financial covenants under the Domestic Credit Facility. Although the Domestic Senior Lenders have not expressed their intent to accelerate the maturity of these borrowings, they retain the right to do so. Upon consummation of the proposed Blair Transaction discussed in Note 3, the Company will use the net proceeds obtained to reduce its borrowings under the Domestic Credit Facility.

   Without completion of the proposed recapitalization, the Company does not anticipate that it will be in compliance with these covenants during fiscal 2001. The Company has not requested and has not received waivers for these covenant violations from the Domestic Senior Lenders and, as a result, has classified these obligations as current liabilities in the accompanying consolidated balance sheet as of July 1, 2000.

   The Domestic Credit Facility provides availability for issuance of letters of credit. As of July 1, 2000, the Company had $1.7 million in letters of credit outstanding. As of February 2000, the amount available for letters of credit under the Domestic Credit Facility was reduced from $10 million to the amount then outstanding, $1.7 million.

SENIOR SUBORDINATED NOTES

    On July 1, 1999, the Company issued $15 million, or $13.3 million net of discount, in senior subordinated notes ("Subordinated Notes") bearing interest at 12% and maturing in 2006. Of the total Subordinated Notes issued, $4,002,000 were sold to certain directors of the Company. These amounts are classified separately as related party subordinated debt on the Company's consolidated balance sheet for the fiscal years ended July 3, 1999 and July 1, 2000. The proceeds from the subordinated debt issuance were used to fund the acquisition of Welna.

   The purchase agreement related to the Company's Subordinated Notes contains financial covenants for the maintenance of domestic maximum leverage ratios, domestic maximum senior leverage ratios, minimum domestic interest coverage and minimum domestic fixed charge ratios. As of the calendar quarter ending December 31, 1999 and each calendar quarter thereafter, the Company did not comply with these covenants. The Company did not make a scheduled interest payment due on June 30, 2000 on the Subordinated Notes of approximately $450,000.

   The Company has sought, but has not obtained an agreement from the Subordinated Note holders, to waive the default resulting from the Company's non-compliance with the financial covenants contained in the note purchase agreement. As part of its forbearance agreement with its Domestic Senior Lenders, the Company did not make a required interest payment of approximately $450,000 on the Subordinated Notes that was due on June 30, 2000 and further agreed to make no payments to holders of the Subordinated Notes through the Forbearance Period. As noted above, on July 31, 2000, the holders of the Subordinated Notes agreed to waive any default resulting solely from the non-payment of interest due for the period from June 30 to September 30, 2000. On September 27, 2000, an extension of the waiver agreement was granted through December 31, 2000. The Company continues to be in default under the financial covenants under the Subordinated Notes. Although the note holders have not expressed their intent to accelerate the maturity of these borrowings, they retain the right to do so. Because of the foregoing, the Company has classified these obligations as current liabilities in the accompanying consolidated balance sheet as of July 1, 2000.

    In connection with its proposed recapitalization, the Company will exchange Replacement Notes for the existing Subordinated Notes. The maturity date of the Replacement Notes will be extended to December 31, 2008. The Replacement Notes will bear interest at 12%, but 2% of such interest will be in the form of PIK interest whereby the Company will issue Replacement Notes with a principal amount equal to the amount of PIK interest.

   The Subordinated Notes were issued with detachable warrants that enable the holder to purchase up to 534,873 common shares at $7.54 per share. The warrants are exercisable immediately and expire in 2006. The warrants or warrant shares also feature a put option. The put option allows the holder to put up to 1/3 of the warrants or warrant shares each year at fair market value beginning in year five and expiring in year ten. At the date of issuance, the fair value of the warrants was $1,733,000 based on the Black-Scholes valuation model. The fair value of the warrants was recorded as a liability and a corresponding amount was recorded as a discount on the Subordinated Notes. The discount is being amortized over the seven-year term of the Subordinated Notes as additional interest expense. During the fiscal year ended July 1, 2000, the Company adjusted the fair value of the warrant put option to $348,000 and recorded a gain of $1,385,000 as other income in the statement of operations. Upon successful completion of the Blair transaction, new warrants with an exercise price of $2.26 per share will be issued in exchange for the currently outstanding warrants, which have an exercise price of $7.54 per share.

EUROPEAN CREDIT FACILITY

    In June 1999, the Company entered into a new senior credit facility ("European Credit Facility") with ABN-AMRO and ING Bank (the "European Senior Lenders") to finance the acquisition of Welna. The European Credit Facility provides for two term loans for a total facility of Dutch guilders (NLG) 25 million ($10.8 million).

    Term Loan A provides for borrowings of NLG 15 million ($6.5 million) with quarterly payments of NLG 625,000 ($270,469) beginning October 1, 1999. Term Loan B provides for borrowings of NLG 10 million ($4.3 million) with principal due at date of maturity (August 1, 2001).

    As of July 1, 2000, the Company had outstanding indebtedness of NLG 23.1 million, or approximately $10 million. The term loans bear interest at EURIBOR plus 1.75%. The facility is secured by substantially all of Welna's assets.

    The agreement for the European Credit Facility stipulates financial covenants requiring the Company's European operations to maintain specified levels of tangible net worth, maximum leverage ratio, and minimum interest coverage and debt service coverage ratios. At July 1, 2000, the Company was not in compliance with these covenants. The Company has requested but, as of October 6, 2000, has not received a waiver for these covenant violations from the European Senior Lenders. Consequently, these obligations are classified as current liabilities in the consolidated balance sheet as of July 1, 2000.

EUROPEAN FIVE YEAR TERM LOAN

    In June 1999, as part of a NLG 40 million ($17.3 million) credit facility granted by ABN-AMRO, the Company assumed an existing NLG 5 million, five year term loan with an outstanding principal balance of NLG 2,500,000 ($1,161,000 at July 3, 1999). The loan is payable in NLG 500,000 ($216,375) semi-annual installments with the final payment due on September 1, 2001.

    At July 1, 2000, the Company had NLG 1,500,000 ($649,000) of outstanding principal on this loan. The five year term loan bears interest at 4.965% through September 1, 2000 and 5.0% thereafter.

    The credit agreement for the loan contains a covenant specifying a minimum level of tangible net worth to be maintained by the Company's European operations. At July 1, 2000, the Company was not in compliance with this covenant. The Company has requested, but as of October 6, 2000, has not received a waiver for this covenant violation from the lender. As a result, this obligation is classified as current liabilities in the consolidated balance sheet as of July 1, 2000.

EUROPEAN TERM LOAN

    On November 30, 1999, the Company entered into an agreement with ING Bank for a NLG 6,000,000 ($2,596,000) term loan to finance the acquisition of HP Valves Oldenzaal B.V. ("HP Valves"). The term loan is payable in sixteen quarterly installments of NLG 375,000 ($162,281) beginning on April 1, 2000 with the final repayment due on January 1, 2004.

    At July 1, 2000, the Company had NLG 5,625,000 ($2,434,000) of outstanding principal on the term loan. The term loan bears interest at EURIBOR plus 1.25% (5.798% at July 1, 2000) and is secured by the assets of HP Valves.

EUROPEAN CREDIT GUARANTY FACILITY

    In June 1999, as part of the NLG 40 million ($17.3 million) credit facility noted above, the Company was granted an NLG 12.5 million ($5.4 million) credit guaranty facility for the purpose of obtaining credit guarantees for its European subsidiaries outside The Netherlands. The facility was increased to NLG
12.7 million ($5.5 million) during fiscal 2000.

    As of July 1, 2000, the Company had NLG 12.7 million ($5.5 million) of outstanding guarantees.

OTHER/EXTINGUISHMENTS

    The Company assumed $1.0 million in Industrial Revenue Bonds ("IRBs") in connection with its acquisition of the Owens Corning fiberglass composite UST business in December 1994. In addition, the Company assumed $3.5 million of term debt with a financial institution in connection with its acquisition of Fibercast in June 1998. During the fiscal year ended July 3, 1999, the Company repaid both notes.

    Upon funding of the Domestic Credit Facility in January 1999, the Company terminated its then existing revolving and term credit arrangements. In connection with the refunding of its debt, the Company recorded an extraordinary charge of $454,000 ($281,000 net of tax) related to unamortized debt origination costs in the fiscal year ended July 3, 1999.

    During the fiscal year ended June 27, 1998, the Company terminated its then existing revolving and term credit arrangement. In connection with the extinguishment of this debt, the Company paid prepayment penalties of $323,000 and charged to expense unamortized debt origination costs of $299,000. Separately, the Company realized gains of $591,000 and $384,000 in November 1997 and March 1998, respectively, from the prepayment of a seller note. As a result of these transactions, the Company recognized a net extraordinary gain of $353,000 ($219,000 net of tax).

    Scheduled maturities of long-term debt at July 1, 2000 are as follows (in thousands):

                               Fiscal year:
                               2001.............      $  79,165
                               2002.............            649
                               2003.............          1,258
                               2004.............          1,987
                               2005.............             --
                                                      ---------
                                    Total             $  83,059
                                                      =========

   The Company paid interest on its long-term debt of $1,662,000, $3,118,000 and $7,959,000 during the years ended June 27, 1998, July 3, 1999 and July 1, 2000, respectively.

10.     LINES OF CREDIT

   In June 1999, the Company entered into an NLG 40 million ($17.3 million) credit facility with ABN-AMRO that includes an NLG 25 million ($10.8 million) working capital facility for its European subsidiaries (see Note 9 for a discussion of the five year term loan and credit guaranty facility). The working capital facility bears interest monthly at the higher of one-month average EURIBOR or 2.50%, plus 0.75% (5.097% at July 1, 2000). The Company had approximately NLG 18.5 million, or $8.0 million, outstanding under the working capital facility at July 1, 2000. The unused portion of this facility is NLG 6.5 million, or $2.8 million.

    The credit agreement for the working capital facility contains a covenant specifying a minimum level of tangible net worth to be maintained by the Company's European operations. At July 1, 2000, the Company was not in compliance with this covenant. The Company has requested, but as of October 6, 2000, has not received a waiver for this covenant violation from the lender.

   In August 1999, the Company entered into an NLG 5 million ($2.2 million) working capital facility with ING Bank. This facility bears interest at EURIBOR plus 0.4% (4.728% at July 1, 2000). The Company had approximately NLG 5.0 million, or $2.2 million, outstanding under the facility at July 1, 2000.

   The agreement for the credit facility stipulates financial covenants requiring the Company's European operations to maintain a specified minimum level of tangible net worth and minimum consolidated interest coverage ratio. At July 1, 2000, the Company was not in compliance with these covenants. The Company has requested, but as of October 6, 2000, has not received a waiver for these covenant violations.

   In April 2000, the Company obtained a short-term loan of NLG 10 million ($4.7 million) from ABN-AMRO. The loan was due on July 25, 2000 and bears interest monthly at 4.60%. At July 1, 2000, the outstanding principal amount of the loan was NLG 10 million ($4.7 million).

   The Company also has separate working capital facilities for their subsidiaries in Germany, Poland and France. These facilities provide for borrowings up to DM 14.58 million ($7.1 million), SEK 2.1 million ($0.3 million), and FFR 2.0 million ($0.2 million). These facilities bear interest at various fixed and variable interest rates, ranging from approximately 8.25% to 13.0% at July 1, 2000. As of July 1, 2000, the Company has approximately $5.9 million outstanding under these facilities. The unused portion of these facilities is approximately $1.7 million. These facilities are due on demand.

   The Company also had a $1.0 million domestic overdraft facility with the Bank of Oklahoma as of July 1, 2000. At July 1, 2000, the outstanding principal amount of the loan was $0.6 million.

11. COMMITMENTS AND CONTINGENCIES

    The Company utilizes fiberglass, resin and steel as the primary raw materials in its production processes. Fiberglass is occasionally in short supply and subject to price fluctuations in response to market demands. The Company entered into a supply agreement with a major supplier, which required two of the Company's subsidiaries, Containment Solutions and Ershigs, to purchase at least 90% of their fiberglass requirements from the supplier. The contract expired on December 31, 1998. Effective January 1, 1999, the contract was modified to obtain more favorable pricing levels based on certain minimum volume purchases for the calendar years ended December 31, 1999 and 2000. In addition, the Company continues to negotiate with other vendors to ensure a continued supply of fiberglass to meet the Company's production needs. The Company is also a significant purchaser of resin and steel. The Company does not depend upon any single supplier or source for steel or resin requirements.

    The Company has not encountered any significant difficulty to date in obtaining raw materials in sufficient quantities to support its operations at current or expected near-term future levels. However, any disruption in raw material supply or abrupt increases in raw material prices could have an adverse effect on the Company's operations.

    The Company and its subsidiaries are, from time to time, subject to various lawsuits and claims and other actions arising out of the normal course of business. The Company is also subject to contingencies pursuant to environmental laws and regulations that in the future may require the Company to take action to correct the effects on the environment of prior manufacturing and waste disposal practices. Accrued environmental liabilities at July 1, 2000 were $395,000 and, in management's opinion, such accruals are appropriate based on existing facts and circumstances. Under more adverse circumstances, however, this potential liability could be higher. Current year expenditures were not material.

    While the effect on future results of the items noted above is not subject to reasonable estimation because considerable uncertainty exists, in the opinion of management, the ultimate liabilities resulting from such claims will not materially affect the consolidated financial position, results of operations or cash flows of the Company.

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

12. LEASES

   The Company leases certain manufacturing facilities, machinery and equipment, and office space under operating leases. Future minimum payments on operating leases are as follows (in thousands):

                         Fiscal year:
                         2001...............    $1,963
                         2002...............     1,855
                         2003...............     1,572
                         2004...............     1,314
                         2005 and thereafter       376
                                               -------

                                   Total....   $ 7,080
                                               =======


   Total rental expense was $1,204,000, $1,570,000 and $2,166,000 for the years ended June 27, 1998, July 3, 1999 and July 1, 2000, respectively.

13. INCOME TAXES

   Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows:

                                                                   July 3,         July 1,
                                                                    1999            2000
                                                                 ----------       ---------
     Deferred tax assets:
       Expenses accrued for financial reporting not
         yet deductible for tax......................               $ 2,364        $  1,926
       Net operating loss and other carryforwards....                 2,143           3,566
       Other.........................................                   112             316
                                                                    -------        --------
     Total deferred tax assets.......................                 4,619           5,808

     Deferred tax liabilities:
       Book over tax basis of net book value of
         property, plant and equipment...............                 3,409           2,861
       Expenses deducted for tax, but not accrued
         for book....................................                   552             383
       Other.........................................                   237              43
                                                                    -------        --------
     Total deferred tax liabilities..................                 4,198           3,287
                                                                    -------        --------
     Valuation allowance.............................                  (978)         (4,367)
                                                                    -------        --------

     Net deferred tax liabilities....................               $  (557)       $ (1,846)
                                                                    =======        ========

   The Company has net operating loss carryforwards of approximately $10.5 million that expire through 2017 that are available to offset future taxable income. These carryforwards are subject to certain limitations that would limit the carryforwards to approximately $5.3 million. The July 3, 1999 valuation allowance primarily represents net operating loss carryforwards acquired in May 1998 as a result of the CC&E acquisition, the future realization of which is uncertain. Any benefits that are ultimately realized will be recorded as a reduction of goodwill. The July 1, 2000 allowance primarily represents an allowance for the net deferred tax asset in the U.S., which consists primarily of net operating losses, and for the international operations, an allowance for deferred tax assets relating to net operating losses, except for The Netherlands which had taxable income.

   The components of income tax expense (benefit) are as follows:

                                                            June 27,      July 3,      July 1,
                                                             1998          1999         2000
                                                            -------      --------     --------
                                                                      (In thousands)
      Current income tax expense (benefit):
        Federal...............................              $ 1,025      $  2,378     $ (2,424)
        State.................................                   91           228           --
        Foreign...............................                   --            --         (248)
                                                            -------      --------     --------
      Total current income tax expense (benefit)              1,116         2,606       (2,672)
                                                            -------      --------     --------
      Deferred income tax expense (benefit):
        Federal...............................                  338           222        2,631
        State.................................                 (102)           26          310
        Foreign...............................                   --            --         (467)
                                                            -------      --------     --------
      Total deferred income tax expense.......                  236           248        2,474
                                                            -------      --------     --------
      Total income tax expense (benefit)......              $ 1,352      $  2,854     $   (198)
                                                            =======      ========     ========


   The reconciliation of income tax expense computed at U.S. federal statutory tax rates to the reported tax expense is as follows:

                                                              June 27,     July 3,     July 1,
                                                                1998        1999        2000
                                                            ------------ ----------- ----------
                                                                        (In thousands)
     Expected income tax expense (benefit) at 34%            $   497      $ 2,467   $ (3,288)
     State income taxes, net of federal benefit                  116          254       (160)
     Non-deductible goodwill amortization......                   --           --        575
     Stock warrant valuation...................                   --           --       (464)
     Valuation allowance.......................                   --           --      2,952
     Non-recurring compensation charge.........                  786           --         --
     Other, net................................                  (47)         133        187
                                                             -------      -------   --------
     Reported total income tax expense (benefit)             $ 1,352      $ 2,854   $   (198)
                                                             =======      =======   ========

   The Company paid $723,000, $2,175,000 and $1,520,000 of income taxes during the years ended June 27, 1998, July 3, 1999 and July 1, 2000, respectively.

14. STOCKHOLDERS' EQUITY

COMMON STOCK

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

   In September 1999, the Company issued and sold 27,199 shares of common stock valued at $213,000 in a private transaction. The shares were issued as partial consideration for the acquisition by the Company of 67.5% of the shares of Manantial Chile, S.A. Manantial Chile, S.A. designs, equips, installs and commissions industrial and municipal water and wastewater treatment plants and systems.

    In November 1999, the Company issued 108,500 shares of common stock valued at $472,000 in a private transaction. The shares were issued as partial consideration for the acquisition of all of the issued and outstanding stock of HP Valves Oldenzaal B.V., a valve manufacturer located in Oldenzaal, the Netherlands.

    Subsequent to year-end in August 2000, the Company completed a private placement of 700,000 shares of common stock at $2.00 per share to two of its founding directors.

   WARRANTS TO ACQUIRE COMMON STOCK

    As discussed in Note 9, the Company issued warrants to purchase 534,873 common shares at $7.54 per share in connection with the issuance of the Subordinated Notes.

    In connection with the February 24, 2000 amendment to the Domestic Credit Facility discussed in Note 9, the Company issued warrants to its Domestic Senior Lenders entitling them to the right to purchase up to 1,000,000 shares at a price of $0.01 per share. Beginning on July 31, 2000, and until December 31, 2000, a portion of the warrants are exercisable on the last day of each month in which the required equity financing stipulated in the amendment has not been obtained. On July 31, 2000, the Domestic Senior Lenders agreed to defer their right to exercise their warrants to purchase 250,000 shares on July 31 and August 31, 2000, respectively. On October 2, 2000, an extension of the forbearance agreement was granted through October 31, 2000. The forbearance extension provides for a deferral of the Domestic Senior Lenders' right to exercise any warrants they hold that are exercisable on July 31, 2000, August 31, 2000 and September 30, 2000. The Domestic Senior Lenders further agreed to surrender their warrants at the time the proposed Blair Transaction is consummated. Due to the contingency as to the ultimate exercisability of the warrants, no value has been recorded to the warrants at the date of grant. The Company will recognize a charge for fair value of the warrants upon resolution of the contingent terms if the warrants become exercisable.

15. INCENTIVE STOCK OPTION PLAN

   Effective February 14, 1996, the Company adopted an incentive stock option plan (the "Plan") for certain key employees. Denali reserved 367,833 shares of common stock for purposes of the Plan, all of which have been granted and exercised as of June 27, 1998.

   Effective September 1997, the Company completed a reorganization of its subsidiaries. As part of the reorganization, one of the Company's subsidiaries, Containment Solutions, Inc. ("CSI") was merged into Denali. As a result, the outstanding options to purchase common stock of CSI were exchanged for options to purchase common stock of the Company. At June 28, 1997, the CSI stock option plan had 1,400 options outstanding at an exercise price of $259. In September 1997, the Company exchanged the CSI options for a total of 254,643 options to purchase the Company's common stock at an exercise price of $1.42. In connection with the exchange, the Company recognized a compensation charge in the quarter ended September 27, 1997 of approximately $2.3 million. All of the option holders were management employees and the Company included the charge in selling, general and administrative expense.

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

   In November 1997, the Company awarded options to acquire 171,030 shares of the Company's common stock. An additional option for 7,700 shares was granted in December 1997. The remaining 184,143 shares were granted during fiscal year 1999. Options for 142,113 shares vest 40% immediately and the remainder over a four-year period. The remaining options for 220,760 shares vest ratably over four years. All of the options were granted at fair market value. During fiscal year 2000, 161,021 of the issued and outstanding options were terminated leaving 201,852 outstanding at exercise prices ranging from $8.57 to $14.50 per share.

   In October 1999, the Company adopted an incentive stock option plan (the "1999 Plan"). The 1999 Plan permits the granting of both incentive stock options and non-qualified stock option awards to all employees of the Company. Awards to acquire up to an aggregate of 300,000 shares may be granted pursuant to the 1999 Plan. The Board of Directors selects the employees who will receive the awards, determines the type and terms of the awards to be granted and interprets and administers the 1999 Plan.

   In fiscal year 2000, the Company awarded options to acquire 239,182 shares of the Company's common stock at fair market value. Approximately one half of the options vest in the first year and the remainder vest ratably over the next four years.

   Also during fiscal 2000, 63,360 options were canceled under the 1999 Plan leaving 175,822 options outstanding under the 1999 Plan at July 1, 2000.

   A summary of Denali's stock option activity and related information for the years ended June 27, 1998, July 3, 1999 and July 1, 2000 follows:

                     Fiscal Year     Weighted      Fiscal Year     Weighted     Fiscal Year     Weighted
                        1998          Average         1999         Average         2000         Average
                       Options     Exercise Price    Options    Exercise Price    Options     Exercise Price
                     -----------   --------------  -----------  --------------  -----------   --------------
Outstanding-beginning
  of year             113,190           2.22         178,730        12.99          362,873         11.45
     Granted          433,373           6.19         184,143         9.95          239,182          5.74
     Exercised       (367,833)          1.67              --           --               --            --
     Canceled              --             --              --           --         (224,381)        10.81
                     --------           ----         -------        -----       ----------         -----
Outstanding-end of
  year                178,730          12.99         362,873        11.45          377,674          8.22
Exercisable-end of
  year                 56,845          13.00          87,316        13.00          101,134         10.86
Weighted average
  grant date fair
  value per option      $6.94                          $5.85                         $5.15

   All options issued prior to the 1999 Plan have five year terms and are exercisable based on four year vesting terms. The 1999 Plan options have ten year terms and five year vesting terms, with the exception of 100,000 shares issued to the Company's CEO, which vest completely after one year. Exercise price per share for all options outstanding at July 1, 2000 ranges from $2.72- $14.50 and the average remaining contractual life was 6.0 years.

   Pro forma information regarding net income and earnings per share is required by FASB Statement No. 123, Accounting for Stock-Based Compensation ("FAS 123"), which also requires that the information be determined as if the Company had accounted for its employee stock options granted subsequent to July 1, 1995 under the fair value method of FAS 123. The fair value for options granted prior to June 28, 1997 was estimated at the date of grant using a minimum value option pricing model. The fair value of options granted subsequent to June 28, 1997 was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions for June 27, 1998, July 3, 1999, and July 1, 2000, respectively: risk-free interest rate of 5.3%, 5.6% and 6.6%, a dividend yield of 0%, volatility factors of the expected market price of the Company's common stock of 26%, 74% and 65%, and a weighted average expected life of the option of four years in fiscal years 1998 and 1999 and eight years in fiscal year 2000.
                                      F-22

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

   For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information, as if the Company had accounted for its employee stock options granted subsequent to July 1, 1995 under the fair value method prescribed by FAS No. 123, follows:

                                                                Fiscal Year
                                                   ------------------------------------
                                                     1998          1999           2000
                                                   -------       -------        -------
   Pro forma net income (in thousands)......       $    43       $ 3,642        $(10,111)
   Pro forma earnings per share - basic and
       diluted..............................       $ 0.003       $ 0.750        $  (1.83)

16. GAIN SHARING PLAN

   The Company has a gain sharing plan that covers all employees of the Company who have satisfied minimum employment standards. For the years ended June 27, 1998, July 3, 1999 and July 1, 2000, the Company made a gain sharing contribution equally to all eligible employees totaling $347,000, $762,000 and $197,000, respectively. Distributions are currently based on 5% of quarterly operating earnings.

17.  RETIREMENT PLANS

   During fiscal year 1995, the Company adopted a defined-contribution retirement plan, Fluid Containment 401(k) Retirement Plan (the "Plan"), that covers all eligible employees of the Company. Effective July 1, 1997, the Plan was amended to include all eligible employees of Ershigs. Effective January 1, 1998, the Plan was amended to include all eligible employees of Ershigs Biloxi and SEFCO. Effective January 1, 1999, the Plan was amended to include all eligible employees of Fibercast and Plasti-Fab. The Plan allows employees to defer up to 15% of their compensation, with the Company matching 50% of the first 6% of the participant's contribution. Participants are immediately and fully vested in employer contributions. The Company's matching contribution was $444,000, $640,000 and $623,000 for the years ended June 27, 1998, July 3, 1999 and July 1, 2000, respectively.

18.  PENSION PLANS

    The Company, through its Welna subsidiary, sponsors pension plans that cover the majority of the employees of Welna. Generally, these plans provide defined pension benefits based on years of service and final average pay.

    Since Welna was acquired on July 1, 1999 and its results were not included in the statement of operations for the fiscal year ended July 3, 1999, the periodic pension cost is only disclosed for the fiscal year ended July 1, 2000.

                                                                Fiscal Year Ended
                                                                   July 1, 2000
                                                                   ------------
                                                                  (In thousands)

    Service cost on benefits earned during the year                  $   524
    Interest cost on projected benefit obligation                        457
    Actual return on plan assets                                        (484)
    Net amortization and deferral                                          2
                                                                     -------
       Net periodic pension cost                                     $   499
                                                                     =======

                                      F-23

    The actuarial present value of benefit obligations and funded status of the Company's defined benefit plans, as of the fiscal years ended July 3, 1999 and July 1, 2000, was as follows:

                                                                Fiscal Year Ended       Fiscal Year Ended
                                                                   July 3, 1999           July 1, 2000
                                                                   ------------           ------------
                                                                              (In thousands)
    Accumulated benefit obligation at end of fiscal year
       Vested portion                                                $ 5,053                  $ 4,477
       Non-vested portion                                              1,314                    1,100
                                                                     -------                  -------
                                                                       6,367                    5,577
       Impact of future salary increases                               2,350                    3,272
                                                                     -------                  -------
       Projected benefit obligation                                    8,717                    8,849
       Plan assets at fair value, primarily government securities      7,440                    7,499
                                                                     -------                  -------
       Projected benefit obligation in excess of plan assets          (1,277)                  (1,350)
       Unrecognized net gain (loss)                                       --                       --
                                                                     -------                  -------
    Net pension liability                                            $(1,277)                 $(1,350)
                                                                     =======                  =======

    Assumptions used in developing the projected benefit obligation for each fiscal year are as follows:

                                                                  Fiscal Year Ended       Fiscal Year Ended
                                                                     July 3, 1999           July 1, 2000
                                                                     ------------           ------------
    Discount rate                                                          5%                      5%
    Rate of increase in compensation                                     3-5%                    3-5%
    Rate of return on plan assets                                          6%                      6%

    Pension plan assets are invested primarily in government securities.

19.  SWAP AGREEMENT

    The Company, through its Welna subsidiary, uses an interest rate swap to manage interest rate risk related to a portion of its borrowings. The table below reflects the notional amount outstanding, maturity date and the receiving rate of the interest rate hedge agreement. (Notional amounts provide an indication of the extent of the Company's involvement in such agreements, but do not represent its exposure to market risk.) Any amounts received under the agreement from the counter party are accounted for as a reduction of interest expense. The fair value of the swap agreement was immaterial at July 1, 2000.

                                                   Notional          Maturity            Receiving
                                                    Amount             Date            Interest Rate
                                                    ------             ----            -------------
                                                (In thousands)
Interest rate swap (1)
        Pay fixed                                   $5,409             2005                4.25%

  (1) Notional amount of NLG 12,500 converted to U.S. dollars at July 1, 2000.

20.  SUBSEQUENT EVENTS

    As discussed in Note 9, the Company is in violation of its financial covenants in both the United States and Europe at the end of fiscal year 2000. In addition, the Company did not make scheduled principal payments to the Domestic Senior Lenders as of June 2000 and September 2000, nor did the Company make scheduled interest payments to the subordinated note holders as of June 2000 and September 2000. The Company has requested a waiver agreement from the European Senior Lenders, but as of the date of this filing, has not yet received such waiver. The Company has received executed forbearance agreements with the Domestic Senior Lenders through October 31, 2000 for the missed principal payments and with the subordinated note holders through December 31, 2000 for the missed interest payments.

    In August 2000, the Company completed a private placement of 700,000 shares of common stock at $2.00 per share to two of its founding directors with proceeds used for working capital requirements.

    As discussed in Note 3, the Company signed a revised letter of intent with Blair Mezzanine Capital Fund III, L.P., under which Blair proposed to invest $23,000,000 in the Company through a combination of subordinated debt and preferred stock. In connection with the Blair investment, the Company has reached a preliminary agreement with the Domestic Senior Lenders and the subordinated note holders concerning the use of proceeds and post-transaction terms expected by the respective parties. Consummation of the proposed investment is subject to certain conditions including satisfactory completion of due diligence by Blair and the approval by the Company's Domestic Senior Lenders, subordinated note holders and shareholders.

21.  SEASONALITY AND INFLATION

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

   The effect of inflation on the Company's operations was not significant during the periods presented in the consolidated financial statements.

22.  SEGMENT DATA

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

   The Company operates in four industry segments: Containment Solutions, Plasticon Fluid Systems, Plasticon Europe and Hanwel Europe. As part of the Company's restructuring, some of the Company's U.S. operating units were realigned. Segment data has retroactively been restated to reflect this change. The Containment Solutions segment specializes in the manufacture of fiberglass underground storage tanks and steel reinforced aboveground storage tanks for fluids handling. The Plasticon Fluid Systems segment provides engineered solutions for the containment of fluids, specializes in fiberglass reinforced plastic products for corrosion-resistant applications and engineered metal products for the municipal and industrial markets. For fiscal 1999, except for certain revenues with respect to license agreements with manufacturers located outside of the United States, which revenues are not material as considered in relation to the Company's total net revenues, the Company operates in only one geographic segment, the United States. Beginning in fiscal year 2000, the Company, through its Welna subsidiary, began global operations, with a primary concentration in Europe. Welna is reported as two segments: Plasticon Europe and Hanwel Europe. Plasticon Europe designs, manufactures, and installs all forms of FRP pipe systems, vessels and other related equipment requiring high levels of corrosion resistance. Plasticon Europe's principal manufacturing locations are in the Netherlands, Poland, the United Kingdom, France and Germany. Hanwel Europe is a distribution operation that specializes in high quality products and engineered systems for power generation, water treatment, and paper and chemical processing industries.

   For the fiscal year ended July 3, 1999, Welna was included in the presentation of required asset information since Welna's assets and liabilities are included in the consolidated balance sheet. The following is a summary of the industry segment data for the years ended June 27, 1998, July 3, 1999 and July 1, 2000:

                                                                                               Depreciation
                                       Net       Operating         Total          Capital           and
                                    Revenues   Income (Loss)       Assets      Expenditures    Amortization
                                    --------   -------------       ------      ------------    ------------
                                                               (In thousands)
  Year ended June 27, 1998:

  Containment Solutions...........  $  71,487    $  3,822         $ 33,564       $ 2,108        $ 1,257
  Plasticon Fluid Systems.........     28,410       2,596           45,838           785            412
  Corporate.......................         --      (3,949)             980           178             23
                                    ---------    --------         --------       -------        -------
  Consolidated....................  $  99,897    $  2,469         $ 80,382       $ 3,071        $ 1,692
                                    =========    ========         ========       =======        =======

  Year ended July 3, 1999:

  Containment Solutions...........  $  91,111    $  8,935         $ 34,330       $ 1,495        $ 1,425
  Plasticon Fluid Systems.........     57,649       3,723           60,159         1,313          1,682
  Plasticon Europe................         --          --           61,713            --             --
  Hanwel Europe...................         --          --           18,873            --             --
  Corporate.......................         --      (2,781)           1,500            78            153
                                    ---------    --------         --------       -------        -------

  Consolidated....................  $ 148,760    $  9,877         $176,575       $ 2,886        $ 3,260
                                    =========    ========         ========       =======        =======
  Year ended July 1, 2000:

  Containment Solutions...........  $  57,196    $  1,521         $ 28,263       $   353        $ 1,325
  Plasticon Fluid Systems.........     69,153       1,693           63,255         1,219          2,274
  Plasticon Europe................     38,068      (2,954)          55,797         2,932          2,214
  Hanwel Europe...................     25,500       1,302           23,693           127            899
  Corporate.......................         --      (3,398)           2,185            15            248
                                    ---------    --------         --------       -------        -------
  Consolidated....................  $ 189,917    $ (1,836)        $173,193       $ 4,646        $ 6,960
                                    =========    ========         ========       =======        =======

   Operating income reconciles to income before income taxes as shown on the consolidated statements of operations as follows (in thousands):

                                             June 27,              July 3,               July 1,
                                               1998                 1999                  2000
                                            ----------           -----------           -----------
   Total segment operating income (loss)    $    2,469           $     9,877           $    (1,836)
   Interest expense                              1,614                 3,199                 9,209
   Interest income                                (118)                 (124)                 (208)
   Other income, net                              (489)                 (453)               (1,165)
                                            ----------           -----------           -----------
   Income (loss) before income taxes        $    1,462           $     7,255           $    (9,672)
                                            ==========           ===========           ============

   Information about the Company's operations in different geographical regions for the fiscal years ended June 27, 1998, July 3, 1999 and July 1, 2000 is shown below (in thousands). As noted above, for the fiscal years ended June 27, 1998 and July 3, 1999, revenues were generated primarily in the United States.

                                                              Fiscal Year Ended
                                             ---------------------------------------------------
                                               June 27,            July 3,               July 1,
                                                1998                1999                  2000
                                             ---------           ---------             ---------
   Net revenues
      United States                          $  99,897           $ 148,760             $ 125,190
      Europe                                        --                  --                63,568
      Other countries                               --                  --                 1,159
                                             ---------           ---------             ---------
      Total net revenues                     $  99,897           $ 148,760             $ 189,917
                                             =========           =========             =========

   Long-lived assets(1)
      United States                          $  20,270           $  22,133             $  19,499
      Europe                                        --              24,805                20,044
      Other countries                               --                  --                   104
                                             ---------           ---------             ---------
      Total long-lived assets                $  20,270           $  46,938             $  39,647
                                             =========           =========             =========

   (1) Long-lived assets include property, plant and equipment, net of accumulated depreciation.

                                   SIGNATURES


   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 12th day of October, 2000.

                                            DENALI INCORPORATED
                                            (Registrant)

By:  /s/ R. KEVIN ANDREWS                   R. Kevin Andrews
----------------------------------------    Chief Financial Officer
                                                (Principal Financial Officer and
                                                 Principal Accounting Officer)

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated and on the 12th day of October, 2000.

               SIGNATURE                         TITLE
               ---------                         -----
       /s/   RICHARD W. VOLK                     Chairman of the Board, President and Chief Executive Officer
----------------------------------------
            (Richard W. Volk)

       /s/   R. KEVIN ANDREWS                    Chief Financial Officer
----------------------------------------                (Principal Financial Officer and
            (R. Kevin Andrews)                           Principal Accounting Officer)

       /s/  ERNEST H. COCKRELL                   Director
----------------------------------------
           (Ernest H. Cockrell)

       /s/  BOB ELFRING                          Director
----------------------------------------
           (Bob Elfring)

       /s/  THOMAS D. SIMMONS, JR.               Director
----------------------------------------
           (Thomas D. Simmons, Jr.)

       /s/  JOEL V. STAFF                        Director
----------------------------------------
           (Joel V. Staff)

       /s/  J. TAFT SYMONDS                      Director
----------------------------------------
           (J. Taft Symonds)

       /s/  STEPHEN M. YOUTS                     Director
----------------------------------------
           (Stephen M. Youts)

                               INDEX TO EXHIBITS


Exhibit
Number         Description of Exhibit
------         -----------------------

 3.1 Second Restated Certificate of Incorporation of the Company (incorporated by reference to the Company's registration statement on Form S-1, registration statement no. 333-36857 (the "Registration Statement")).
 3.2 Bylaws of the Company (incorporated by reference to the Registration Statement).
 4.1 Specimen of Common Stock certificate (incorporated by reference to the Registration Statement).
10.1 The Company's 1996 Incentive Stock Option Plan, as amended (incorporated by reference to the Registration Statement).
10.2 The Company's 1997 Incentive Stock Option Plan (incorporated by reference to the Registration Statement).
10.3 Stock Purchase Agreement dated April 8, 1998 between Reinforced Plastic Systems Inc., CC&E/RPS, Inc., and Specialty Solutions, Inc. (incorporated by reference to the Company's current report on Form 8-K dated May 8, 1998).
10.4 Amendment to Stock Purchase Agreement dated May 8, 1998 between Reinforced Plastic Systems Inc., CC&E/RPS, Inc., and Specialty Solutions, Inc. (incorporated by reference to the Company's current report on Form 8-K dated May 8, 1998).
10.5 Stock Purchase Agreement dated May 11, 1998 by and between William I. Koch, Joan Granlund, Richard P. Callahan, as Custodian for Wyatt I. Koch, under the Florida Uniform Transfer to Minors Act, Richard A. Bird, Fibercast Company and Denali Incorporated (incorporated by reference to the Company's current report on Form 8-K dated June 5, 1998).
10.6 Glass Fiber Reinforcement Products Purchase Agreement dated December 23, 1994, by and between the Company and Owens Corning (incorporated by reference to the Registration Statement).
10.7 Agreement dated November 3, 1997, by and between the Company and Owens Corning (incorporated by reference to the Registration Statement).
10.8 Lease dated November 22, 1996, by and between the Company and Baymeadow Limited Partnership (the "Baltimore Lease") (incorporated by reference to the Registration Statement).
10.9 First Amendment of Lease dated August 19, 1997, by and between the Company and Baymeadow Limited Partnership regarding the Baltimore Lease (incorporated by reference to the Registration Statement).
10.10 Salary Continuation Agreement dated September 5, 1997, by and between the Company and Stephen T. Harcrow (incorporated by reference to the Registration Statement).
10.11 Letter to Lee W. Orr dated March 31, 1997, confirming offer of employment (incorporated by reference to the Registration Statement).
10.12 Confidentiality and Non-Competition Agreement dated September 5, 1997, by and between the Company and R. Kevin Andrews (incorporated by reference to the Registration Statement).
10.13 Confidentiality and Non-Competition Agreement dated September 5, 1997, by and between the Company and Cathy L. Smith (incorporated by reference to the Registration Statement).
10.14 Amended and Restated Credit Agreement dated March 23, 1998 among Denali Incorporated, Ershigs Biloxi, Inc., Ershigs, Inc., Fluid Containment, Inc., and SEFCO, Inc., and NationsBank of Texas, N.A., as agent, and the financial institutions named therein (incorporated by reference to the Company's quarterly report on Form 10-Q for the quarterly period ending March 28, 1998 (the "3rd Quarter 1998 10-Q")).
10.15 Form of Revolving Note of Denali Incorporated pursuant to Amended and Restated Credit Agreement dated March 23, 1998 (incorporated by reference to the 3rd Quarter 1998 10-Q).
10.16 Guaranty dated March 23, 1998 of Denali Incorporated (incorporated by reference to the 3rd Quarter 1998 10-Q).

10.17 Subsidiary Guaranty dated March 23, 1998 of Containment Solutions, Inc., Denali Management, Inc., Ershigs Biloxi, Inc., Ershigs, Inc., Fluid Containment Property, Inc., Instrumentation Solutions, Inc., Specialty Solutions, Inc., Fluid Containment, Inc., SEFCO, Inc. and Hoover Containment, Inc. (incorporated by reference to the 3rd Quarter 1998 10-Q).
10.18 Security Agreement dated March 23, 1998 between Denali Incorporated and NationsBank of Texas, N.A., as agent (incorporated by reference to the 3rd Quarter 1998 10-Q).
10.19 Security Agreement dated March 23, 1998 among Containment Solutions, Inc., Denali Management, Inc., Ershigs Biloxi, Inc., Ershigs, Inc., Fluid Containment Property, Inc., Instrumentation Solutions, Inc., Specialty Solutions, Inc., Fluid Containment, Inc., SEFCO, Inc., Hoover Containment, Inc. and NationsBank of Texas, N.A., as agent (incorporated by reference to the 3rd Quarter 1998 10-Q).
10.20 Pledge Agreement dated March 23, 1998 between Denali Incorporated and NationsBank of Texas, N.A., as agent (incorporated by reference to the 3rd Quarter 1998 10-Q).

10.21 Form of Pledge Agreement dated March 23, 1998 between NationsBank of Texas, N.A., as agent, and each of Specialty Solutions, Inc., Fluid Containment, Inc., and Ershigs, Inc. (incorporated by reference to the 3rd Quarter 1998 10-Q).

10.22 Amendment No. 1 and Consent to the Credit Agreement dated as of June 5, 1998 among Denali Incorporated, Fluid Containment, Inc., Ershigs, Inc., Ershigs Biloxi, Inc., SEFCO, Inc., the Banks party to and defined in the Credit Agreement, and NationsBank, N.A., as agent (incorporated by reference to the Company's annual report on Form 10-K for the fiscal year ending June 27, 1998 (the "1998 10-K"))

10.23 Assumption and Amendment to Loan Agreement dated as of June 5, 1998 among Bank of Oklahoma, N.A., Fibercast Company and Denali Incorporated (incorporated by reference to the 1998 10-K)

10.24 Amendment No. 2 to the Credit Agreement dated as of October 29, 1998 among Denali Incorporated, Fluid Containment, Inc., Ershigs, Inc., Ershigs Biloxi, Inc., SEFCO, Inc., the Banks party to and defined in the Credit Agreement, and NationsBank, N.A., as agent (incorporated by reference to the Company's quarterly report on Form 10-Q for the quarterly period ending September 26, 1998 (the "1st Quarter 1999 10-Q"))

10.25 Guaranty Reaffirmation dated October 29, 1998 of Containment Solutions, Inc., Denali Management, Inc., Ershigs Biloxi, Inc., Ershigs, Inc., Fibercast Company, Fluid Containment Property, Inc., Instrumentation Solutions, Inc., Specialty Solutions, Inc., Fluid Containment, Inc., SEFCO, Inc. and Hoover Containment, Inc. (incorporated by reference to the 1st Quarter 1999 10-Q)

10.26 Revolving Note dated October 29, 1998 for $26,000,000 payable to NationsBank, N.A. (incorporated by reference to the 1st Quarter 1999 10-Q)

10.27 Credit Agreement (the "New Credit Agreement") among Denali Incorporated, Canadian Imperial Bank of Commerce, as administrative agent, and ING (U.S.) Capital LLC, as documentation agent, dated as of January 12, 1999 (incorporated by reference to the Company's quarterly report on Form 10-Q for the quarterly period ending March 27, 1999 (the "3rd Quarter 1999 10-Q))

10.28 Stock Purchase Agreement dated February 3, 1999 by and between Steve Jones, Belco Manufacturing Company, Inc. and Containment Solutions, Inc. (incorporated by reference to the Company's Form 8-K dated February 18, 1999)

10.29 Asset Purchase Agreement dated February 3, 1999 by and between Tiger Trucking LLC, S. Jones Limited Partnership and Containment Solutions, Inc. (incorporated by reference to the Company's Form 8-K dated February 18, 1999)

10.30 Term Note pursuant to the New Credit Agreement between Denali Incorporated and Bank of Oklahoma N.A. dated January 12, 1999 (incorporated by reference to the 3rd Quarter 1999 10-Q)

10.31 Form of Term Note pursuant to the New Credit Agreement between Denali Incorporated and each of Key Corporate Capital Inc., ING (U.S.) Capital LLC, and CIBC Inc. dated January 12, 1999 (incorporated by reference to the 3rd Quarter 1999 10-Q)

10.32 Acquisition Loan Note pursuant to the New Credit Agreement between Denali Incorporated and Bank of Oklahoma N.A. dated January 12, 1999 (incorporated by reference to the 3rd Quarter 1999 10-Q)

10.33 Form of Acquisition Loan Note pursuant to the New Credit Agreement between Denali Incorporated and each of Key Corporate Capital Inc., ING (U.S.) Capital LLC, and CIBC Inc. dated January 12, 1999 (incorporated by reference to the 3rd Quarter 1999 10-Q)

10.34 Revolving Credit Note pursuant to the New Credit Agreement between Denali Incorporated and Bank of Oklahoma N.A. dated January 12, 1999 (incorporated by reference to the 3rd Quarter 1999 10-Q)

10.35 Form of Revolving Credit Note pursuant to the New Credit Agreement between Denali Incorporated and each of Key Corporate Capital Inc., ING (U.S.) Capital LLC, and CIBC Inc. dated January 12, 1999 (incorporated by reference to the 3rd Quarter 1999 10-Q)
10.36 Pledge Agreement dated January 12, 1999 between Denali Incorporated, Containment Solutions Services, Inc., Instrumentation Solutions, Inc., Denali Management Inc., Denali Holdings Management, L.L.C., Denali Operating Management, Ltd., Containment Solutions, Inc., Specialty Solutions, Inc., Ershigs, Inc., SEFCO, Inc., Fibercast Company, Plasti-Fab Inc. and Canadian Imperial Bank of Commerce, as administrative agent and issuing lender (incorporated by reference to the 3rd Quarter 1999 10-Q)
10.37 Security Agreement dated January 12, 1999 between Denali Incorporated, Containment Solutions Services, Inc., Instrumentation Solutions, Inc., Denali Management Inc., Denali Holdings Management, L.L.C., Denali Operating Management, Ltd., Containment Solutions, Inc., Specialty Solutions, Inc., Ershigs, Inc., SEFCO, Inc., Fibercast Company, Plasti-Fab Inc. and Canadian Imperial Bank of Commerce, as administrative agent and issuing lender (incorporated by reference to the 3rd Quarter 1999 10-Q)
10.38 Guarantee dated January 12, 1999 between Containment Solutions Services, Inc., Instrumentation Solutions, Inc., Denali Management Inc., Denali Holdings Management, L.L.C., Denali Operating Management, Ltd., Containment Solutions, Inc., Specialty Solutions, Inc., Ershigs, Inc., SEFCO, Inc., Fibercast Company, Plasti-Fab Inc. and Canadian Imperial Bank of Commerce, as administrative agent and issuing lender (incorporated by reference to the 3rd Quarter 1999 10-Q)
10.39 Form of Assignment and Acceptance Agreement pursuant to the New Credit Agreement between Denali Incorporated and Canadian Imperial Bank of Commerce, as administrative agent and each of Key Corporate Capital Inc., ING (U.S.) Capital LLC, and CIBC Inc. dated March 15, 1999 (incorporated by reference to the 3rd Quarter 1999 10-Q)
10.40 Term Note pursuant to the New Credit Agreement between Denali Incorporated and Southwest Bank of Texas, N.A. dated March 15, 1999 (incorporated by reference to the 3rd Quarter 1999 10-Q)
10.41 Form of Term Note pursuant to the New Credit Agreement between Denali Incorporated and each of Key Corporate Capital Inc., ING (U.S.) Capital LLC, and CIBC Inc. dated March 15, 1999 (incorporated by reference to the 3rd Quarter 1999 10-Q)
10.42 Acquisition Note pursuant to the New Credit Agreement between Denali Incorporated and Southwest Bank of Texas, N.A. dated March 15, 1999 (incorporated by reference to the 3rd Quarter 1999 10-Q)
10.43 Form of Acquisition Note pursuant to the New Credit Agreement between Denali Incorporated and each of Key Corporate Capital Inc., ING (U.S.) Capital LLC, and CIBC Inc. dated March 15, 1999 (incorporated by reference to the 3rd Quarter 1999 10-Q)
10.44 Revolving Credit Note pursuant to the New Credit Agreement between Denali Incorporated and Southwest Bank of Texas, N.A. dated March 15, 1999 (incorporated by reference to the 3rd Quarter 1999 10-Q)
10.45 Form of Revolving Credit Note pursuant to the New Credit Agreement between Denali Incorporated and each of Key Corporate Capital Inc., ING (U.S.) Capital LLC, and CIBC Inc. dated March 15, 1999 (incorporated by reference to the 3rd Quarter 1999 10-Q)
10.46 Offer Document by Denali Incorporated to shareholders of Welna, N.V. (incorporated by reference to the Company's Form 8-K dated July 14, 1999)
10.47 Roll-over Loans Facility Agreement between Denali Welna Europe B.V. and ABN AMRO Bank N.V. and ING Bank N.V. dated June 11, 1999 for NLG 25,000,000 (incorporated by reference to the Company's annual report on Form 10-K for the fiscal year ending July 3, 1999 (the "1999 10-K"))
10.48 Credit Agreement between Welna, N.V., Welna Kunststoffen B.V., B.V. Twentse Kunststoffenindustrie Plasticon, Plasticon Haven B.V., Woodcap B.V., Kialite-Plasticon B.V., Onroerend-Goed Maatschappij Plasticon B.V., Hanwel B.V., Plasticon Projects B.V., Welna Handel B.V., Plasticon Heerenveen B.V., B.V. van Delden, Gimex B.V. and ABN AMRO Bank N.V. dated June 11, 1999 for NLG 40,000,000 (incorporated by reference to the 1999 10-K)
10.49 Working Capital Credit Facility between Welna, N.V., Welna Kunststoffen B.V., B.V. Twentse Kunststoffenindustrie Plasticon, Plasticon Haven B.V., Woodcap B.V., Kialite-Plasticon B.V., Onroerend-Goed Maatschappij Plasticon B.V., Hanwel B.V., Plasticon Projects B.V., Welna Handel B.V., Plasticon Heerenveen B.V., B.V. van Delden, Gimex B.V. and ING Bank dated June 11, 1999 for NLG 5,000,000 (incorporated by reference to the 1999 10-K)

10.50 Amendment and Waiver dated June 30, 1999 to the Credit Agreement dated January 12, 1999 among Denali Incorporated and Canadian Imperial Bank of Commerce, as administrative agent for the Lenders and ING (U.S.) Capital LLC, as documentation agent (incorporated by reference to the 1999 10-K)
10.51 Note and Warrant Purchase Agreement dated as of June 30, 1999 between Denali Incorporated and the Variable Annuity Life Insurance Company, A.G. Investment Advisory Services, Inc., EMC Equity Fund, L.P., Cockrell Investment Partners, L.P., Simmons Family Trust, Thomas Dudley Simmons, Jr. Marital Trust, Thomas Dudley Simmons, Jr., Joel V. Staff, Symonds Trust Co., Ltd., Anne Allen Symonds Revocable Trust, William A. Monteleone, Jr., C. Richard Everett, Fred H. Levine and Jay H. Golding Profit Sharing Plan (incorporated by reference to the 1999 10-K)
10.52 Form of Common Stock Registration Rights Agreement between Denali Incorporated and the Variable Annuity Life Insurance Company, A.G. Investment Advisory Services, Inc., EMC Equity Fund, L.P., Cockrell Investment Partners, L.P., Simmons Family Trust, Thomas Dudley Simmons, Jr. Marital Trust, Thomas Dudley Simmons, Jr., Joel V. Staff, Symonds Trust Co., Ltd., Anne Allen Symonds Revocable Trust, William A. Monteleone, Jr., C. Richard Everett, Fred H. Levine and Jay H. Golding Profit Sharing Plan (incorporated by reference to the 1999 10-K)
10.53 Form of Subscription Agreement between Denali Incorporated and the Variable Annuity Life Insurance Company, A.G. Investment Advisory Services, Inc., EMC Equity Fund, L.P., Cockrell Investment Partners, L.P., Simmons Family Trust, Thomas Dudley Simmons, Jr. Marital Trust, Thomas Dudley Simmons, Jr., Joel V. Staff, Symonds Trust Co., Ltd., Anne Allen Symonds Revocable Trust, William A. Monteleone, Jr., C. Richard Everett, Fred H. Levine and Jay H. Golding Profit Sharing Plan (incorporated by reference to the 1999 10-K)
10.54 Roll-over Loans Facility Agreement, as amended, between Denali International Holdings B.V. and ABN AMRO Bank N.V. and ING Bank N.V. dated July 1999 for NLG 25,000,000 (incorporated by reference to the 1999 10-K)
10.55 Lease agreement between Steven Jones and Belco Manufacturing Company, Inc. dated January 1, 1998 (incorporated by reference to the 1999 10-K)
10.56 Amendment to lease agreement between Steven Jones and Belco Manufacturing Company, Inc. dated February 3, 1999 (incorporated by reference to the 1999 10-K)
10.57 Letter of severance agreement between Henk A. Kroes and Welna N.V. dated October 4, 1999 (incorporated by reference to the Company's quarterly report on Form 10-Q for the quarterly period ending January 1, 2000 (the "2nd Quarter 2000 10-Q"))
10.58 Severance Agreement and Release and Waiver of All Claims between Denali Incorporated and Melford S. Carter, Jr. dated December 3, 1999 (incorporated by reference to the 2nd Quarter 2000 10-Q)
10.59 Edward de Boer Severance Agreement dated February 11, 2000 (incorporated by reference to the Company's quarterly report on Form 10-Q for the quarterly period ending April 1, 2000 (the "3rd Quarter 2000 10-Q"))
10.60 Second Amendment and Waiver to the Credit Agreement among Denali Incorporated, Canadian Imperial Bank of Commerce, as administrative agent, and ING (U.S.) Capital LLC, as documentation agent, dated as of January 12, 1999 (incorporated by reference to the 3rd Quarter 2000 10-Q)
10.61* Waiver Agreement dated June 30, 2000 relating to the Note and Warrant Purchase Agreement dated as of June 30, 1999
10.62* Forbearance Agreement among Denali Incorporated, Canadian Imperial Bank of Commerce, as administrative agent, and ING (U.S.) Capital LLC, as documentation agent, dated June 30, 2000
10.63* Forbearance Extension Agreement among Denali Incorporated, Canadian Imperial Bank of Commerce, as administrative agent, and ING (U.S.) Capital LLC, as documentation agent, dated July 31, 2000
10.64*         Loan Agreement between Welna B.V., Welna Kunststoffen
               B.V., B.V. Twentse Kunststoffenindustrie Plasticon, Plasticon Haven B.V., Woodcap B.V., Kialite-Plasticon B.V., Onroerend-Goed Maatschappij Plasticon B.V., Hanwel B.V., Plasticon Projects B.V., Welna Handel B.V., Plasticon Heerenveen B.V., B.V. Agentuur
               - en Kahdelmaatschappij G.W.J.J. van Delden, Gimex Technische Keramiek B.V., and ING Bank N.V. for NLG 6 Million dated September 4, 2000
10.65* Waiver Agreement dated September 27, 2000 relating to the Note and Warrant Purchase Agreement dated as of June 30, 1999
10.66* Second Forbearance Extension Agreement among Denali Incorporated, Canadian Imperial Bank of Commerce, as administrative agent, and ING (U.S.) Capital LLC, as documentation agent, dated September 30, 2000

21.1*          Subsidiaries of the Company
23.1*          Consent of Ernst & Young LLP
27.1*          Financial Data Schedule
--------------------------------------------------------------------------------
* Filed herewith

                               DENALI INCORPORATED
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)



                                  Balance at  Charged to      Other                  Balance at
                                  Beginning   Costs and    Accounts -   Deductions        End
                                   of Period   Expenses    Describe(B)  Describe(A)   of Period
                                  ----------  ----------   -----------  -----------  ----------
Fiscal Year Ended July 1, 2000
Allowance for Doubtful Accounts..  $1,419        $604          $ --         $553       $1,470
Fiscal Year Ended July 3, 1999
Allowance for Doubtful Accounts..    $907        $397          $567         $452       $1,419
Fiscal Year Ended June 27, 1998
Allowance for Doubtful Accounts..    $605        $ 93          $276         $ 67         $907

------------

(A) Uncollectible accounts written off, net of recoveries.
(B) Allowance for doubtful accounts resulting from the acquisitions of LaValley and Fibercast during FY 1998 and the acquisitions of Belco and Welna during FY 1999.