Form 10-K405/A
period 2000-07-01
DENALI INC
filed 2000-10-27
CIK 1046594

DENALI INCORPORATED - 10-K/A - Amended Annual Report        Date Filed: 10/27/00
--------------------------------------------------------------------------------





                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                   FORM 10-K/A

                                 Amendment No. 1

                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


  X    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
----   EXCHANGE ACT OF 1934


       For the fiscal year ended July 1, 2000

                                       OR


       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
----   EXCHANGE ACT OF 1934

                        Commission File Number 000-23353
                                     -------

                               DENALI INCORPORATED
               (Exact name of registrant as specified in charter)

           Delaware                                     76-0454641
           --------                                   -------------
(State or other jurisdiction of                       (IRS Employer
incorporation or organization)                    Identification Number)

1360 Post Oak Blvd., Suite 2250
        Houston, Texas                                    77056
        --------------                                    -----
(Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code: (713) 627-0933
                                                    --------------

Securities registered pursuant to Section 12(b) of the Act:

    Title of Each Class             Name of Each Exchange on Which Registered
    -------------------             -----------------------------------------
Common Stock, par value $0.01            Nasdaq SmallCap Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:
               None

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

                  Yes   X            No
                       ---              ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of



--------------------------------------------------------------------------------
                                                                         Page 1

DENALI INCORPORATED - 10-K/A - Amended Annual Report        Date Filed: 10/27/00
--------------------------------------------------------------------------------

registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
           ---
As of September 15, 2000, there were a total of 6,258,914 shares of Common Stock of the registrant outstanding. The aggregate market value of the voting stock held by non-affiliates of the registrant on such date was an estimated $5.1 million, based on a closing price of $1.219 on August 31, 2000. For these purposes, the term "affiliate" is deemed to mean officers and directors of the registrant.

                                TABLE OF CONTENTS

                                     10-K/A

PART III .........................................................................................2
ITEM 10 Directors and Executive Officers of the Registrant .......................................2
ITEM 11 Executive Compensation ...................................................................4
ITEM 12 Security Ownership of Certain Beneficial Owners and Management ...........................7
ITEM 13 Certain Relationships and Related Transactions ...........................................9

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The executive officers and directors of the Company and their ages (as of October 15, 2000) and positions with the Company are as follows:

Name                   Age      Position(s) with the Company               Director Since
--------------------  -----    ------------------------------             ----------------
Richard W. Volk        64      Chairman of the Board of Directors,             1999
                                     Chief Executive Officer, President
Ernest H. Cockrell     55              Director                                1994
Bob Elfring            41              Director                                1999
Thomas D. Simmons, Jr. 56              Director                                1994
Joel V. Staff          56              Director                                1997
J. Taft Symonds        61              Director                                1994
Stephen M. Youts       52              Director                                1994

         The following persons are Class A Directors of the Company whose current terms will expire at the Annual Stockholders Meeting in 2001:

         Mr. Richard W. Volk, age 64, became Chairman of the Board of the Company on February 26, 1999, succeeding co-founder Stephen Harcrow, and became Chief Executive Officer and President of the Company on January 24, 2000. Mr. Volk has a consulting practice that specializes in the formulation and implementation of long-term strategies for a varied client base. Mr. Volk also serves as Advisory Director on the Board of Directors of Cockrell Exploration L.L.C., director of Osborn Heirs Company, and has been involved in numerous other business and civic boards. Prior to forming his own consulting practice, Mr. Volk was Group Manager of BHP Petroleum's Australia Division in Melbourne, Australia, from 1989 to 1991; President and Chief Executive Officer of BHP Petroleum (Americas) from 1985 to 1989; and Chairman and CEO of Energy Reserves Group from 1983 to 1985 and President and CEO from 1973 to 1982. Mr. Volk has a Petroleum Engineering degree from the Colorado School of Mines and a JD from the University of Denver.

         Mr. Stephen M. Youts, age 52, has been a director of the Company since its inception in December 1994 and is a member of the Company's Audit and Finance Committees. Since 1992, Mr. Youts has served as Managing Partner and Chairman of Avondale Partners LP, a private investment banking firm. Prior to the formation of Avondale Partners, Mr. Youts served as an investment banker for Merrill Lynch & Co. and Salomon Brothers Inc. In addition, Mr. Youts serves on the Board of Directors of certain other private companies in which Avondale Partners holds an investment.

         The following persons are Class B Directors of the Company whose current terms will expire at the Annual Stockholders Meeting in 2002:

         Mr. Ernest H. Cockrell, age 55, has been a director of the Company since its inception in December 1994 and is a member of the Company's Compensation

--------------------------------------------------------------------------------

DENALI INCORPORATED - 10-K/A - Amended Annual Report        Date Filed: 10/27/00
--------------------------------------------------------------------------------


Committee. Since 1970, Mr. Cockrell has served in various capacities at Cockrell Oil Corporation, an oil and gas exploration and production company, and has been its Chairman, President and Chief Executive Officer since 1979, and Chairman and Chief Executive Officer since 1996. Mr. Cockrell currently serves as a director of Southwest Bank of Texas.

         Mr. Thomas D. Simmons, Jr., age 56, has been a director of the Company since its inception in December 1994 and is a member of the Company's Audit Committee. Mr. Simmons serves as Chairman of Simmons, Vedder & Co., a real estate development and investment firm which he co-founded in 1992. Prior to founding Simmons, Vedder & Co., Mr. Simmons spent more than 20 years with the Trammell Crow organization, most recently serving as Group Managing Partner.

         Mr. Joel V. Staff, age 56, has been a director of the Company since December 1997 and is Chairman of the Company's Audit and Finance Committees. Mr. Staff has served as Chairman of the Board since January 1996, and President and Chief Executive Officer since July 1993, of National-Oilwell, Inc., a Houston, Texas-based company engaged in the design, manufacture and sale of machinery and equipment and the distribution of products used in oil and gas drilling and production. Mr. Staff is also a director of the National Ocean Industries Association. He was formerly at Baker Hughes Incorporated ("BHI") where he served as Senior Vice President and President of the drilling and production groups.

         The following persons are Class C Directors of the Company whose current terms will expire at the Annual Stockholders Meeting in 2000:

         Mr. Bob Elfring, age 41, became a director of the Company on July 28, 1999. He has served as Chairman of the Board of Welna N.V. ("Welna"), a subsidiary of the Company, since 1997 and as a Director of Welna since 1992. He is currently Managing Director of Lehman Brothers. Prior to joining Lehman Brothers, Mr. Elfring was Managing Director of Mees Pierson Investment Bank and Amsterdamse Investeringsbank in Holland. Mr. Elfring received his JD as well as his MS and BS in Business Science from the University of Groningen.

         Mr. J. Taft Symonds, age 61, has been a director of the Company since its inception in December 1994 and is Chairman of the Company's Compensation Committee and a member of the Finance Committee. Since 1978, Mr. Symonds has served as Chairman of Maurice Pincoffs Company, a private international marketing company, and as President of Symonds Trust Co., Ltd., a private investment firm. Mr. Symonds currently serves as Chairman of Tetra Technologies, Inc., a specialty chemical and chemical process company, and director of Plains Resources, Inc., a public energy company.

Executive Officers

         Mr. Robert B. Bennett has served as Executive Vice President since January 2000 and President of Containment Solutions, Inc., a subsidiary of the Company, since April 1996. Prior to becoming Executive Vice President, Mr. Bennett served as a Vice President of the Company from September 1997. Prior to his association with the Company, he served as Vice President of the Asia Pacific/Middle East business units of Baker Hughes INTEQ, Singapore from 1992 to 1995. He also served as Vice President of Milpark Drilling Fluids (a division of
BHI) from 1989 to 1992 and was President of Densitech, a drilling fluids company, prior to its acquisition by BHI. Mr. Bennett has a BS in Chemistry from Sam Houston State University.

         Mr. Lee W. Orr is Vice President of the Company and President of Plasticon Fluid Systems, Inc., a subsidiary of the Company, and has served in that capacity since May 1997. Prior to joining the Company, Mr. Orr was Vice President and General Manager of EnviroTech Molded Products from 1995 to 1997; General Manager of EnviroTech Rubber Engineering from 1993 until 1995; and Vice President - Finance for BGA International from 1991 until 1993. Mr. Orr has an MBA from The University of Texas at Austin and a BBA from Abilene Christian University.

         Mr. R. Kevin Andrews has served as Vice President of the Company since October 1998 and Chief Financial Officer of the Company since February 1996. Prior to joining the Company, Mr. Andrews served as a Corporate Development and Financial Manager for Moorco International, Inc., a supplier of fluid measurement and pressure control products, from 1993 to 1995, and the Financial Manager for


--------------------------------------------------------------------------------
                                                                         Page 3

DENALI INCORPORATED - 10-K/A - Amended Annual Report        Date Filed: 10/27/00
--------------------------------------------------------------------------------


EnviroTech operating group from 1991 to 1993. Mr. Andrews received his MBA and BA from The University of Tulsa and is a certified public accountant.

         Mr. Johannes M. M. A. Siers became Vice President of the Company on July 28, 1999. He is Vice President of Welna Operations and has been the Managing Director of Welna since July 1998. Mr. Siers was previously Managing Director of a privately held international construction company specializing in underground and offshore pipeline installation. Prior to that, he was Managing Director for twelve years of a European civil construction and offshore contracting company. Mr. Siers began his career at ABN AMRO in Amsterdam. Mr. Siers received his MBA and BSc in Economics and Business Administration from the University of Rotterdam.

         Ms. Cathy L. Smith has served as Vice President of the Company since October 1998 and General Counsel of the Company since January 1996. Ms. Smith was employed at BHI from July 1989 to August 1995, most recently as General Counsel of BHI's EnviroTech unit. Prior to joining BHI, Ms. Smith worked for the law firm of Thelen, Marrin, Johnson & Bridges from June 1986 to July 1989. Ms. Smith received her J.D. from the University of Houston.


Section 16(a) Beneficial Ownership Reporting Compliance

         Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires the Company's officers, directors and persons who beneficially own more than 10% of the Company's common stock to file reports of ownership and changes in ownership concerning the common stock with the Securities and Exchange Commission and to furnish the Company with copies of all
Section 16(a) forms they file. Based upon the Company's review of the Section 16(a) filings that have been received by the Company, the Company believes that all filings required to be made under Section 16(a) during fiscal year 2000 were timely made.



ITEM 11.  EXECUTIVE COMPENSATION


         The following table sets forth certain summary information concerning the compensation awarded to, earned by or paid to the Chief Executive Officer of the Company and each of the four most highly compensated executive officers of the Company other than the Chief Executive Officer (collectively, the "named executive officers") for the years indicated.



SUMMARY COMPENSATION TABLE



--------------------------------------------------------------------------------
                                                                         Page 4

DENALI INCORPORATED - 10-K/A - Amended Annual Report        Date Filed: 10/27/00
--------------------------------------------------------------------------------

                                                                                                   Long-Term
                                                                         Annual                  Compensation
                                                                    Compensation(1)                  Awards           Other
                                                      ----------------------------------------  --------------        Annual
                                                       Fiscal            Salary         Bonus    Stock Options/    Compensation
Name and Principal Position                             Year               ($)           ($)        SARs (#)          ($)(2)
------------------------------------------------      -------           --------      --------   --------------    ------------
Edward de Boer (3) .............................        2000            221,190(4)           0         40,000          3,297
Former President/Chief Executive Officer                1999            212,500        115,000         40,000          6,771
                                                        1998            112,504        100,000         94,742         28,492(5)

Richard W. Volk ................................        2000 (6)        137,916              0        100,000          6,787(7)
Chairman/President/Chief Executive Officer              1999 (8)         30,000              0         75,000          1,228

Robert B. Bennett ..............................        2000            160,000              0         15,000          5,241
Executive Vice President                                1999            150,000        112,500              0          6,969
                                                        1998            150,000         54,750              0          4,235

Lee W. Orr .....................................        2000            153,333              0         15,000          4,894
Vice President of Denali, President of                  1999            150,000         37,500         23,685         76,079(9)
Plasticon Fluid Systems, Inc.                           1998            125,000         70,000         47,371          4,942

R. Kevin Andrews ...............................        2000            132,002              0         12,682          5,876
Vice President/CFO                                      1999            108,750         57,500         12,318          5,135
                                                        1998            100,000         50,000          9,639          3,324

Hans Siers .....................................        2000 (10)       129,221         19,156(11)     10,000         19,069
Vice President, Vice President and
Managing Director of Welna

(1) Information with respect to certain perquisites and other personal benefits has been omitted because the aggregate value of such items does not meet the minimum amount required for disclosure under SEC regulations.

(2) Includes (a) matching contributions to the executive officer's account in the Company's 401(k) retirement plan, (b) gainsharing payments, (c) relocation compensation and (d) premium payments by the Company for life insurance for the benefit of the executive officer.

(3) Mr. de Boer was Chief Executive Officer of the Company from January 15, 1999 to January 24, 2000.

(4)  $72,222 of this amount was monthly severance payments.

(5) $12,000 of this amount was relocation compensation; $12,500 of this amount was housing relocation reimbursement.

(6) Mr. Volk became Chairman of the Board on February 26, 1999 and President and Chief Executive Officer of the Company January 24, 2000.

(7)  $1,500 of this amount is a monthly insurance premium reimbursement.

(8)  Based on 4 months. The date of hire was March 1, 1999.

(9)  $68,279 of this amount was relocation compensation.

(10) The date of hire was July 1, 1999.

(11) This bonus was payment for maintaining a strong workforce in 1999 per Welna company policy prior to acquisition by Denali on July 1, 1999.


         The following table sets forth certain information with respect to options to purchase Common Stock granted during the fiscal year ended July 1, 2000, to each of the Named Executive Officers.

--------------------------------------------------------------------------------

DENALI INCORPORATED - 10-K/A - Amended Annual Report        Date Filed: 10/27/00
--------------------------------------------------------------------------------



OPTION/SAR GRANTS IN FISCAL 2000


                                             Individual Grants
                           ---------------------------------------------------------
                                             Percent                                          Potential Realizable Value
                            Number of        of Total                                         at Assumed Annual Rates of
                            Securities     Options/SARs      Exercise                          Stock Price Appreciation
                            Underlying      Granted to       or Base                              for Option Term (1)
                           Options/SARs      Employees        Price       Expiration   ---------------------------------------
Name                        Granted (#)      in FY2000        ($/Sh)          Date     0 Percent  5 Percent($)   10 Percent($)
------------------------   ------------   ---------------- ------------- ------------  ---------  ------------   -------------
Edward de Boer .......         40,000 (2)       16.7            8.25        June 2000       0        181,938        448,123

Richard W. Volk ......        100,000 (3)       41.8            2.72         Feb 2010       0        149,961        369,362

Robert B. Bennett ....         15,000 (4)        6.3            8.25        July 2009       0         68,227        168,046

Lee W. Orr ...........         15,000 (4)        6.3            8.25        July 2009       0         68,227        168,046

R. Kevin Andrews .....         12,682 (4)        5.3            8.25        July 2009       0         57,684        142,077

Hans Siers ...........         10,000 (4)        4.2            8.25        July 2009       0         45,485        112,031



(1) The values shown are based on the indicated assumed annual rates of appreciation compounded annually. The actual value an executive may realize will depend on the extent to which the stock price exceeds the exercise price of the options on the date the option is exercised. Accordingly, the value, if any, realized by an executive will not necessarily equal any of the amounts set forth in the table above. These calculations are not intended to forecast possible future appreciation, if any, of the price of the Company's Common Stock.

(2)  Options were terminated on June 30, 2000 as per severance agreement.

(3) One hundred percent of these options will vest upon the first anniversary of the date of grant (Feb. 18, 2001).

(4) Twenty percent of these options vested on the date of grant (July 28, 1999) and the remaining options will vest in equal amounts on the second, third, fourth and fifth anniversaries of the date of grant.



         The following table sets forth certain information with respect to unexercised options held at July 1, 2000 by each of the Named Executive Officers.


AGGREGATED OPTION/SAR EXERCISES IN FISCAL 2000
AND JULY 1, 2000 OPTION/SAR VALUES

                                    Number of
                                    Securities
                               Underlying Unexercised
                               Options/SARs At Fiscal
                                   Year-End (#)
Name                         Exercisable/Unexercisable
-------------------------    -------------------------
Edward de Boer ..........                   0/0
Richard W. Volk .........        25,000/150,000
Robert B. Bennett .......          3,000/12,000
Lee W. Orr ..............         42,082/43,974
R. Kevin Andrews ........         10,437/24,202
Hans Siers ..............           2,000/8,000




EMPLOYMENT ARRANGEMENTS

Severance Agreement

         On February 11, 2000 the Company entered into a Severance Agreement with Edward de Boer for a total amount of $173,333.00, payment of or amount equal to monthly medical insurance premiums for no longer than twelve months and the vesting of certain previously granted options with the exercise period expiring on June 30, 2000.



--------------------------------------------------------------------------------

DENALI INCORPORATED - 10-K/A - Amended Annual Report        Date Filed: 10/27/00
--------------------------------------------------------------------------------


Directors' Compensation

         Each director who is not an employee of the Company was paid a monthly director's fee of $1,000, plus a fee of $500 for each Board or committee meeting attended until January 24, 2000. At the Board of Directors Meeting of January 24, 2000, the Board suspended cash compensation to its members and resolved to examine alternatives to make up the deficit in the form of non-cash compensation. This program has not been implemented as of October 27, 2000. The compensation for fiscal year 2001 has not been determined.

         Members of the Board of Directors who are employees of the Company do not receive any fees. The Company reimburses all directors for reasonable expenses incurred in connection with attending meetings of the Board.

         Directors are also eligible to participate in the Denali Incorporated 1999 Stock Incentive Plan.


Compensation Committee Interlocks and Insider Participation

         The Company's Compensation Committee consists of Messrs. Cockrell and Symonds, who are each independent directors of the Company. Mr. Philip Burguieres, a former director, served on the Compensation Committee until his resignation on April 27, 2000. Mr. Cockrell is the Chairman and Director of Cockrell Exploration, L.L.C. Richard W. Volk, Chairman, President, and Chief Executive Officer of the Company serves as Advisory Director on the Board of Directors of Cockrell Exploration, L.L.C.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information regarding the beneficial ownership of the Common Stock, as of Sept. 15, 2000, (i) by persons known to the Company to be beneficial owners of more than 5% of the Common Stock, (ii) each of the Company's directors, (iii) the Company's CEO and each of the Company's four other most highly compensated executive officers, and (iv) all directors and executive officers of the Company as a group.

                                                                                            Shares Beneficially
                                                                                                  Owned(1)
                                                                                          -----------------------
      Name of Beneficial Owner                                                            Number         Percent
      ------------------------                                                            ----------     --------
5% Stockholders:
Alice L. Harcrow (2) ..................................................................      330,615         5.28%
   #49 Wynden Oaks Drive
   Houston, TX 77056

Directors:
Richard W. Volk (Chairman, President and CEO)(3) .......................................      35,000            *
   1360 Post Oak Blvd., Suite 2250
   Houston, Texas 77056

Ernest H. Cockrell (4) ................................................................    1,261,249        19.98%
   Cockrell Oil Corporation
   1600 Smith, Suite 3900
   Houston, Texas 77002

Bob Elfring ...........................................................................           --            *
   Dorpsstratt 71
   3632 AS Loenen aan de Vecht
   The Netherlands

Thomas D. Simmons, Jr. (5) ............................................................      343,384         5.47%
   Simmons Vedder Investment Partnership
   1800 West Loop South, Suite 1575
   Houston, Texas 77027


--------------------------------------------------------------------------------
                                                                         Page 7

DENALI INCORPORATED - 10-K/A - Amended Annual Report        Date Filed: 10/27/00
--------------------------------------------------------------------------------

Joel V. Staff (6) ...................................................................       38,943            *
   National Oilwell
   10000 Richmond Avenue, Suite 400
   Houston, Texas 77042-4200

J. Taft Symonds (7) .................................................................      378,943         6.05%
   Symonds Trust Co., Ltd
   2040 North Loop West, Suite 200
   Houston, Texas 77018

Stephen M. Youts (8) ................................................................      137,200         2.19%
   Avondale Partners Inc
   1360 Post Oak Blvd., Suite 2424
   Houston, Texas 77056

Officers:
R. Kevin Andrews (9) ................................................................       24,067            *
   1360 Post Oak Blvd., Suite 2250
   Houston, Texas 77056

Robert B. Bennett (10) ..............................................................       18,350            *
   1360 Post Oak Blvd., Suite 2250
   Houston, Texas 77056

Lee W. Orr(11) ......................................................................       48,003            *
  Fibercast Company
  25 S. Main
  Sand Springs, Oklahoma 74063

Hans Siers(12) ......................................................................        2,000            *
  Welna B. V
  Parallelstraat 52, 7575 AN
  Oldenzaal, The Netherlands

  All Executive Officers and Directors as a Group (12 persons) ......................    2,318,399        35.99%

*      Less than one percent.

(1) Unless otherwise indicated, all shares of Common Stock are held directly with sole voting and investment powers.

(2) Includes 39,625 shares owned by the Harcrow Family Foundation, a charitable foundation of which Ms. Harcrow is a trustee and 295,910 shares owned by the Estate of Stephen T. Harcrow, of which Ms. Harcrow is a co-executor.

(3) Includes 25,000 shares that may be acquired from the Company within 60 days upon exercise of options.

(4) Includes 1,071,362 shares and warrants to purchase 53,487 shares owned by Cockrell Investment Partners, L.P., a Texas limited partnership, of which Mr. Cockrell is 35.3% owner and the Chairman of the general partner, and 136,400 shares owned by Cockrell Equity Partners L.P., of which Mr. Cockrell is 35.4% owner and Chairman of the general partner.

(5) Includes warrants to purchase 5,943 shares. Also includes 109,661 shares and warrants to purchase 5,943 shares owned by Simmons Family Trust of which Mr. Simmons is Co-Trustee, and 53,550 shares and warrants to purchase 5,943 shares owned by Thomas Dudley Simmons, Jr. Marital Trust and 54,397 shares owned by Simmons 1987 Basket Trust, which is managed by Mr. Simmons.

(6)    Includes warrants to purchase 8,915 shares.

(7) Includes 356,514 shares and warrants to purchase 4,457 shares owned by Symonds Trust Co., Ltd., a Texas corporation, of which Mr. Symonds is the President and


--------------------------------------------------------------------------------

DENALI INCORPORATED - 10-K/A - Amended Annual Report        Date Filed: 10/27/00
--------------------------------------------------------------------------------

       13,514 shares and warrants to purchase 4,458 shares owned by Anne Allen Symonds Revocable Trust. Mr. Symonds disclaims any beneficial ownership of the Anne Allen Symonds Revocable Trust shares and warrants.

(8) Includes 133,770 shares owned by Avondale Partners LP, and 3,430 shares owned by Avondale GP Inc. Avondale GP Inc is the general partner of Avondale Partners LP. Mr. Youts is the President of Avondale GP Inc.

(9) Includes 10,437 shares that may be acquired from the Company within 60 days upon exercise of options.

(10) Includes 3,000 shares that may be acquired from the Company within 60 days upon exercise of options.

(11) Includes 48,003 shares that may be acquired from the Company within 60 days upon exercise of options.

(12) Includes 2,000 shares that may be acquired from the Company within 60 days upon exercise of options.



ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         During the fiscal year ended July 1, 2000, the Company purchased approximately $75,754 of calcium carbonate ("brine") from Tetra Technologies, Inc. J. Taft Symonds, a director of the Company, is the Chairman of the Board of Tetra Technologies, and Stephen T. Harcrow, the Company's Chairman of the Board and Chief Executive Officer until November 16, 1998, was on the Board of Directors of Tetra Technologies. All of the brine purchases were made on a spot basis without the benefit of a contract.

         During the fiscal year ended July 1, 2000, the Company sold approximately $50,927 of tanks to Pennzoil Products and $37,882 of steel tanks to Pennzoil-Quaker State Company. Ernest H. Cockrell, a director of the Company, was on the Board of Directors of Pennzoil-Quaker State Company until his resignation June 16, 2000.


--------------------------------------------------------------------------------

DENALI INCORPORATED - 10-K/A - Amended Annual Report        Date Filed: 10/27/00
--------------------------------------------------------------------------------


                                    SIGNATURE


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Houston, State of Texas, on the 30th of October, 2000.



                                 DENALI INCORPORATED




                                 By:  /s/Richard W. Volk
                                    ------------------------------------------
                                      Richard W. Volk
                                      Chairman, President and Chief
                                      Executive Officer



--------------------------------------------------------------------------------
                                                                        Page 10