Form 10-Q
period 2000-09-30
DENALI INC
filed 2000-11-20
CIK 1046594

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q



(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended SEPTEMBER 30, 2000

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


As of October 31, 2000, the number of shares of common stock outstanding was 6,258,914.

                               DENALI INCORPORATED
               FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2000

                                      INDEX



                                                                                                        Page No.
                                                                                                        --------
PART I.           FINANCIAL INFORMATION

Item 1.           Financial Statements (Unaudited)

                  Consolidated Balance Sheets.............................................................     1

                  Consolidated Statements of Operations...................................................     2

                  Consolidated Statements of Cash Flows...................................................     3

                  Notes to Consolidated Financial Statements..............................................     4

Item 2.           Management's Discussion and Analysis of Financial Condition and
                  Results of Operations...................................................................    12

Item 3.           Quantitative and Qualitative Disclosure About Market Risk...............................    23


PART II.          OTHER INFORMATION

Item 1.           Legal Proceedings.......................................................................    24

Item 2.           Changes in Securities and Use of Proceeds...............................................    24

Item 3.           Defaults Upon Senior Securities.........................................................    24

Item 4.           Submission of Matters to a Vote of Security Holders.....................................    24

Item 5.           Other Information.......................................................................    24

Item 6.           Exhibits and Reports on Form 8-K........................................................    25

Signatures................................................................................................    26

Index to Exhibits.........................................................................................    27

                          PART I. FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS

                               DENALI INCORPORATED
                           CONSOLIDATED BALANCE SHEETS

                                                                  July 1,     September 30,
                                                                    2000          2000
                                                                 ---------    -------------
                                                                   (Note)      (Unaudited)
                                                                        (In thousands)
                                         ASSETS
Current assets:
       Cash                                                      $   2,940    $       3,750
       Accounts receivable, net of allowances of
              $1,675,000 at July 1, 2000 and
              $1,701,000 at September 30, 2000                      40,435           41,317
       Inventories                                                  23,304           21,890
       Income tax receivable                                         1,717            1,715
       Prepaid expenses                                              2,171            1,744
       Other receivables                                             3,509            2,321
                                                                 ---------    -------------
Total current assets                                                74,076           72,737
Property, plant and equipment, net                                  39,647           37,158
Goodwill, net                                                       54,685           50,961
Other assets                                                         3,191            2,882
Assets held for sale                                                 1,594            1,594
                                                                 ---------    -------------
Total assets                                                     $ 173,193    $     165,332
                                                                 =========    =============

                          LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
       Accounts payable                                          $  20,839    $      19,388
       Accrued liabilities                                          13,517           11,804
       Lines of credit                                              21,361           18,735
       Current maturities of long-term debt                         13,871           15,064
       Long-term debt in technical default                          61,217           61,579
       Related party subordinated debt in technical default          4,077            4,096
                                                                 ---------    -------------
Total current liabilities                                          134,882          130,666
Long-term debt, less current maturities                              3,894            3,605
Accrued pension costs                                                1,350            1,976
Minority interest                                                      595              676
Deferred taxes                                                       1,846            1,716
Other long-term liabilities                                          3,260            1,983
Commitments and contingencies
Stockholders' equity:
       Common stock, $.01 par value
              Authorized shares - 30,000,000
              Issued and outstanding shares -6,258,914 at
              September 30, 2000 and 5,558,914 at July 1, 2000          55               62
       Additional paid-in capital                                   35,640           37,033
       Other accumulated comprehensive loss                         (2,232)          (4,306)
       Retained earnings (deficit)                                  (6,097)          (8,079)
                                                                 ---------    -------------
Total stockholders' equity                                          27,366           24,710
                                                                 ---------    -------------
Total liabilities and stockholders' equity                       $ 173,193    $     165,332
                                                                 =========    =============

                             See accompanying notes.

Note: The balance sheet at July 1, 2000 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

                               DENALI INCORPORATED
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                                            Three months ended
                                                      -----------------------------
                                                       October 2,     September 30,
                                                          1999             2000
                                                      ------------    -------------
                                                              (Unaudited)
                                                 (In thousands, except per share amounts)
Net revenues                                           $    48,366     $    51,384
Cost of revenues                                            36,000          40,090
                                                       -----------     -----------
Gross profit                                                12,366          11,294
Selling, general and administrative expenses                 9,204           9,414
Impairment of long-lived assets                                 --           1,038
Restructuring charges                                        1,400              --
                                                       -----------     -----------
Operating income                                             1,762             842
Interest expense                                             2,114           2,774
Interest income                                               (125)            (18)
Other (income) expense, net                                   (973)           (201)
                                                       -----------     -----------
Income (loss) before income taxes and
  minority interest                                            746          (1,713)
Income tax (benefit) expense                                   (59)            278
                                                       -----------     -----------
Net income (loss) before minority interest                     805          (1,991)
Minority interest                                               71              (9)
                                                       -----------     -----------
Net income (loss)                                      $       734     $    (1,982)
                                                       ===========     ===========

Net income (loss) per common share - basic
  and diluted                                          $      0.14     $    (0.33)
                                                       ===========     ==========

Comprehensive income (loss):
  Net income (loss)                                    $       734     $    (1,982)
  Currency translation adjustments                           1,121          (2,074)
                                                       -----------     -----------
  Comprehensive income (loss)                          $     1,855     $    (4,056)
                                                       ===========     ===========

                             See accompanying notes.

                               DENALI INCORPORATED
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)



                                                                         Three months ended
                                                                     ---------------------------
                                                                     October 2,    September 30,
                                                                        1999           2000
                                                                     ----------    -------------
                                                                            (Unaudited)
                                                                           (In thousands)
OPERATING ACTIVITIES:
Net income (loss)                                                    $      734    $      (1,982)
Adjustments to reconcile net income (loss) to net cash
   provided by operating activities:
       Depreciation                                                       1,174            1,194
       Amortization                                                         518              485
       Deferred tax                                                         493               (7)
       Impairment of long-lived assets                                       --            1,038
       Put warrant valuation adjustment                                    (909)            (139)
       Provision for losses on accounts receivable                           22               --
       Gain on disposal of property, plant and equipment and
           assets held for sale                                            (280)             (37)
       Changes in operating assets and liabilities:
              Accounts receivable                                        (5,386)          (2,170)
              Inventories                                                   791              680
              Prepaid expenses                                            3,068              423
              Other receivables                                              --              985
              Other assets and liabilities                                 (181)             342
              Accounts payable                                           (4,621)            (926)
              Accrued liabilities                                        (1,226)          (1,332)
              Income tax receivable/payable                              (1,406)              16
                                                                     ----------    -------------
Net cash used in operating activities                                    (7,209)          (1,430)
INVESTING ACTIVITIES:
Acquisitions, net of cash acquired                                       (1,100)              --
Purchases of property, plant and equipment                               (1,637)            (335)
Proceeds from sale of property, plant and equipment and
   assets held for sale                                                     660               98
                                                                     ----------    -------------
Net cash used in investing activities                                    (2,077)            (237)

FINANCING ACTIVITIES:
Proceeds from common stock issuance                                          --            1,400
Net repayments under short-term lines of credit                              --             (429)
Net borrowings under revolving lines of credit                            8,390            2,165
Net borrowings (repayments) on term notes and other long-term debt        1,448             (434)
                                                                     ----------    -------------
Net cash provided by financing activities                                 9,838            2,702

Effect of exchange rate changes on cash                                      59             (225)
                                                                     ----------    -------------
Increase in cash                                                            611              810
Cash at beginning of period                                               1,824            2,940
                                                                     ----------    -------------
Cash at end of period                                                $    2,435    $       3,750
                                                                     ==========    =============

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

       The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full year. These consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes included in the Company's Form 10-K filed with the Securities and Exchange Commission on October 13, 2000.

2.   MANAGEMENT'S PLAN AND PROPOSED DEBT RESTRUCTURING

     The Company's unaudited consolidated financial statements for the three months ended September 30, 2000 have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred a net loss of $9.7 million for the twelve months ended July 1, 2000 and incurred a net loss of $2.0 million for the three months ended September 30, 2000. For the twelve months ended July 1, 2000 and the three months ended September 30, 2000, the Company had cash deficits from operations of $3.2 million and $1.4 million, respectively. The Company also had negative working capital of $61 million and $58 million and debt in default (See Note 11) at July 1, 2000 and September 30, 2000, respectively. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The accompanying unaudited consolidated financial statements do not include any adjustments that may result from the outcome of this uncertainty.

         During fiscal 2000, the Company experienced a greater than expected downturn in its underground storage tank market. Additionally, in Europe, capital spending in the petrochemical and chemical processing industry declined significantly resulting in a decrease in the demand for the Company's products in those markets. As a result, the Company has experienced recent operating losses. In response to the downturn in its operations, the Company implemented a plan in which it reorganized each of its business segments resulting in the closure of a manufacturing facility in the United States and two manufacturing facilities in The Netherlands as well as the consolidation of several administrative functions (See Note 3). The reorganization plan was implemented in an effort to better match Company resources with current demand levels. During its fiscal 2001 second quarter, the Company is pursuing further restructuring initiatives in its European operations in response to continuing over-capacity in its Plasticon Europe business segment. A tentative proposal has been submitted to union officials and the local workers council to close Plasticon Europe's manufacturing facility in Heerenveen, The Netherlands. Additional reductions in personnel have been proposed for Plasticon Europe's manufacturing facility in Dinslaken, Germany. If the planned restructuring initiatives for both locations are implemented, approximately 40 manufacturing positions, or 7% of the total European operations headcount, will be eliminated and the Company will record a restructuring provision of approximately $2.7 million for the three months ended December 30, 2000.

     In July 2000, the Company signed a letter of intent with William Blair Mezzanine Capital Fund III, L.P. ("Blair"), under which Blair proposes to invest $23 million in the Company, comprised of $18 million of 12% Senior Subordinated Notes due 2008, 5,000 shares of 8% Senior Cumulative Redeemable Preferred Stock, $1,000 liquidation preference per share, and warrants to purchase up to 3,880,645 shares of Denali common stock with an exercise price of $2.26 per share (the "Blair Transaction"). Due to the decline in the market price of its common stock, the Company has proposed that the exercise price of the warrants be lowered to $0.50 per share.

     As originally proposed as part of the Blair Transaction, the holders of the Subordinated Notes would exchange their notes for a new class of subordinated notes (the "Replacement Notes") paying 12% interest in two components - 10% in cash interest and 2% in payment-in-kind ("PIK") interest. Because of the developments with the Company's European Credit Facility discussed in Note 11, the Company has proposed modifying the terms of the proposed exchange. Instead of issuing Replacement Notes, the Company proposes to exchange 15,000 shares of 12% Junior Cumulative Redeemable Preferred Stock, $1,000 liquidation preference per share, (the "Junior Preferred Stock") for the Subordinated Notes. Dividends on the Junior Preferred Stock would cumulate if not paid. The Company would also issue warrants to purchase up to 534,873 shares of its common stock with a proposed exercise price of $0.50 per share in exchange for a like number of currently outstanding common stock purchase warrants with an exercise price of $7.54 per share.

    As part of the proposed Blair Transaction, the Company and the Domestic Senior Lenders reached an agreement in principle for a waiver of default and amendment to the Domestic Credit Facility. The agreement in principle would involve applying $20.85 million in net proceeds from the Blair Transaction to reduce borrowings under the term loan by $10.91 million and revolving credit facility by $9.94 million. Outstanding borrowings, after repayments, under the acquisition and term loans would be consolidated into a new term loan (the "New Term Loan") of $21.64 million. The Domestic Senior Lenders would grant a two-year moratorium on scheduled principal payments for the New Term Loan. Proposed scheduled principal payments would be $1 million in 2002 and $20.64 million in 2003. The revolving credit facility commitment would revert from the existing commitment of $27 million to $25 million and availability under the facility would be an amount not to exceed $10 million.

     Because of the developments with respect to the European Credit Facility discussed in Note 11, the Company has proposed a modification to its agreement in principle with the Domestic Senior Lenders that would permit a portion of the $20.85 million in proceeds from the Blair Transaction originally reserved for principal reductions on the Domestic Credit Facility to instead be reserved for principal reductions on the European Credit Facility. The Company has further proposed to dedicate a portion of its domestic cash flow toward debt service on the European Credit Facility. The Domestic Senior Lenders have not agreed to these proposed modifications and the Company can give no assurances it will be able to successfully negotiate and ultimately complete the arrangement as proposed.

    Consummation of the proposed investment is subject to certain conditions, including satisfactory completion of due diligence by Blair and the approval by the Company's Domestic Senior Lenders and the holders of the Subordinated Notes.

     As of November 10, 2000, the Company had $3.1 million of availability under the Domestic Credit Facility and has been meeting its operating cash flow needs. Management expects to generate additional cash flow by improving the management of its working capital and is exploring raising additional cash from the sale of non-strategic assets.

     There can be no assurance that the Company will be able to successfully complete the Blair Transaction, the proposed restructuring of its credit facilities or secure alternative financing or capital. If the Company is unable to complete these transactions or otherwise raise additional capital and increase its liquidity, the Company may not be able to continue to operate as a going concern.

3.     RESTRUCTURING OF OPERATIONS

       The following is an analysis of the restructuring reserves and cash outlays from July 1, 2000 to September 30, 2000:

                                                      Employee          Disposal
     (In thousands)                                  Separations         Costs             Other           Total
                                                     -----------       -----------      -----------       --------
     Restructuring charges:
     Balance at July 1, 2000                         $     1,227       $       116      $        --       $  1,343
       Fiscal 2001 charges                                    --                --               --             --
       Fiscal 2001 cash outlays                             (792)             (116)              --           (908)
       Currency translation                                   96                --               --             96
                                                     -----------       -----------      -----------       --------
     Balance at September 30, 2000                   $       531       $        --      $        --       $    531
                                                     ===========       ===========      ===========       ========

       The Company made cash payments totaling $792,000 to 17 employees whose services were terminated and $116,000 for disposal costs during the first three months of fiscal 2001. The cash payments made related to restructuring reserves recognized in fiscal 2000. The Company expects to make cash payments at least equal to the remaining amount reserved during fiscal year 2001.

4.     RECENT ACCOUNTING PRONOUNCEMENTS

       In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements." The staff accounting bulletin is effective no later than the Company's second quarter of fiscal year 2001. The Company is in the process of determining the impact that adoption will have on its consolidated financial statements.

5.     INVENTORIES

       Inventories are summarized below (in thousands):

                                                    July 1,      September 30,
                                                     2000            2000
                                                  -----------    -------------
       Finished goods                             $     8,620    $       9,185
       Raw materials                                    8,568            8,854
       Work in process                                  6,116            3,851
                                                  -----------    -------------
                                                  $    23,304    $      21,890
                                                  ===========    =============

6.     PER SHARE INFORMATION

       The following table sets forth the weighted average shares outstanding for the computation of basic and diluted earnings per share:

                                                        Three Months Ended
                                                     -------------------------
                                                     October 2,  September 30,
                                                        1999          2000
                                                     ----------  -------------
                                                     (Share data in thousands)
Weighted average common shares outstanding                5,432          6,039
Dilutive securities - employee stock options                 --             --
                                                     ----------  -------------
Weighted average common shares outstanding
   assuming full dilution                                 5,432          6,039
                                                     ==========  =============

       Options to purchase 492,055 and 409,274 shares of common stock and warrants to purchase 534,873 shares of common stock were outstanding as of October 2, 1999 and September 30, 2000, respectively, but were not included in the computation of diluted earnings per share because their assumed exercise would have been anti-dilutive to earnings per share.

7.     FOREIGN CURRENCY TRANSLATION

       The Company's foreign subsidiaries use the local currency as their functional currency. Financial statements of these subsidiaries are translated into U.S. dollars using the exchange rate at the balance sheet dates for assets and liabilities and a weighted average exchange rate for each period for revenues, expenses, gains and losses and cash flows. The impact of currency fluctuations is recorded as comprehensive loss. For the three months ended September 30, 2000, the Company had a foreign currency translation loss of $2.1 million which is recorded as comprehensive loss and is classified as a separate component of stockholders' equity. As of September 30, 2000, the Company had other accumulated comprehensive loss of $4.3 million related to a cumulative foreign currency translation loss.

8.     INCOME TAXES

    The Company's provision for income taxes differs from the U.S. statutory rate of 34% due to valuation allowances recorded in fiscal 2001 on tax assets, state taxes, non-deductible goodwill amortization, a non-taxable warrant valuation adjustment and other permanent differences.

9.     IMPAIRMENT OF LONG-LIVED ASSETS

       At September 30, 2000, the Company determined that the carrying amount of certain assets held for use exceeded an estimate of their fair value. Accordingly, the Company recorded an impairment loss of $1.0 million to reduce the carrying value of goodwill related to B.V. van Delden, a wholly-owned subsidiary that was acquired by Welna N.V. in May 1997, to net realizable value.

10.      DERIVATIVES AND HEDGING ACTIVITIES

       Effective July 2, 2000, the Company adopted Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, and its amendment Statements 137 and 138 ("SFAS 133"). The statement establishes accounting and reporting standards for derivative instruments embedded in other contracts and for hedging activities. All derivatives, whether designated in hedging relationships or not, are required to be recorded on the balance sheet at fair value. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and the hedged item attributable to the hedged risk are recognized in earnings. If the derivative is designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative are recorded in other comprehensive income and are recognized in the statement of operations when the hedged item affects earnings. Ineffective portions of changes in the fair value of cash flow hedges are recognized in earnings.

       The Company uses derivative instruments to manage interest rate risks related to a portion of its long-term European borrowings. The Company uses fixed interest rate option agreements, designated as a cash flow hedges, to hedge a portion of the Company's floating rate borrowings in Europe which mature in 2001 and 2005.

       The amount of this derivative and hedging activity is not material to the financial position and results of operations of the Company. Due to the immaterial amount of this activity, the effect of adopting SFAS 133 on the Company's results of operations and financial position was immaterial.

11.    LONG-TERM DEBT

DOMESTIC CREDIT FACILITY

     The Company has a $59.55 million senior credit facility (the "Domestic Credit Facility") with a group of lenders led by CIBC World Markets Group (the "Domestic Senior Lenders") consisting of a $17.25 million term loan facility, a $15.3 million acquisition loan facility and a $27 million revolving credit facility that expires on January 12, 2004. At September 30, 2000, the Company had $56.5 million in borrowings outstanding under this facility. The Domestic Credit Facility includes covenants requiring the maintenance of financial conditions including domestic maximum leverage, consolidated maximum leverage, domestic maximum senior leverage, consolidated maximum senior leverage, domestic minimum interest coverage, consolidated minimum interest coverage, domestic minimum fixed charge coverage and consolidated minimum fixed charge coverage ratios. Beginning with the calendar quarter ended December 31, 1999 and each calendar quarter thereafter, the Company was not in compliance with these covenants.

     On June 30 and September 30, 2000, the Company failed to make required principal payments of $750,000 (a total of $1,500,000) on the term loan portion of the Domestic Credit Facility. On September 30, 2000, the Company did not make a required principal payment of $765,000 due on the acquisition loan portion of the facility. The Company and the Domestic Senior Lenders executed a forbearance agreement and subsequent extensions whereby unpaid principal installments due have been deferred until November 30, 2000 (the "Forbearance Period"). During the Forbearance Period, the borrowings under the Domestic Credit Facility bear default interest at 2% in addition to the base rate plus applicable margin. Among the conditions of the forbearance agreement, the Company agreed to defer interest payments due to the holders of its Subordinated Notes and obtained an agreement from the noteholders to waive any default resulting solely from its failure to make such payments from June 30 to December 31, 2000. Although the Domestic Senior Lenders have not expressed their intent to accelerate the maturity of these borrowings, they retain the right to do so. Upon consummation of the proposed Blair Transaction discussed in Note 2, the Company will use the net proceeds obtained to reduce its borrowings under the Domestic Credit Facility.

    Without completion of the proposed recapitalization, the Company does not anticipate that it will be in compliance with the financial covenants of its credit agreement during the remainder of fiscal 2001. The Company has not requested and has not received waivers for these covenant violations from the Domestic Senior Lenders and, as a result, has classified these obligations as current liabilities in the accompanying consolidated balance sheets as of July 1, 2000 and September 30, 2000.

SENIOR SUBORDINATED NOTES

     On July 1, 1999, the Company issued $15 million, or $13.3 million net of discount, in senior subordinated notes ("Subordinated Notes") bearing interest at 12% and maturing in 2006. Of the total Subordinated Notes issued, $4,002,000 were sold to certain directors of the Company. These amounts are classified separately as related party subordinated debt on the Company's consolidated balance sheet for the periods ended July 1 and September 30, 2000.

    The note and warrant purchase agreement related to the Company's Subordinated Notes contains financial covenants for the maintenance of domestic maximum leverage ratios, domestic maximum senior leverage ratios, minimum domestic interest coverage and minimum domestic fixed charge ratios. As of the calendar quarter ending December 31, 1999 and each calendar quarter thereafter, the Company did not comply with these covenants. As part of its forbearance agreement with its Domestic Senior Lenders, the Company did not make scheduled interest payments of approximately $450,000 on the Subordinated Notes that were due on June 30 and September 30, 2000 (approximately $900,000 in total) and further agreed to make no payments to holders of the Subordinated Notes through the Forbearance Period.

    The Company has sought, but has not obtained an agreement from the Subordinated Note holders, to waive the default resulting from the Company's non-compliance with the financial covenants contained in the note and warrant purchase agreement. The holders of the Subordinated Notes agreed to waive any default resulting solely from the non-payment of interest due for the period from June 30 to December 31, 2000. The Company continues to be in default of the financial covenants contained in the note and warrant purchase agreement. Although the note holders have not expressed their intent to accelerate the maturity of these borrowings, they retain the right to do so. Because of the foregoing, the Company has classified these obligations as current liabilities in the accompanying consolidated balance sheets as of July 1 and September 30, 2000.

         In connection with its recapitalization as originally proposed, the Company would exchange Replacement Notes for the existing Subordinated Notes. The Replacement Notes would have paid interest at 12%, but 2% of such interest will be in the form of payment-in-kind ("PIK") interest whereby the Company would have issued Replacement Notes with a principal amount equal to the amount of PIK interest. The maturity date of the Replacement Notes would have been extended to December 31, 2008. However, due to the developments related to the European Credit Facility discussed below, the Company has proposed a modification to the proposed exchange. Instead of issuing Replacement Notes, the Company proposes to exchange 15,000 shares of 12% Junior Cumulative Redeemable Preferred Stock, $1,000 liquidation preference per share, (the "Junior Preferred Stock") for the Subordinated Notes. Dividends on the Junior Preferred Stock would cumulate if not paid.

     The Subordinated Notes were issued with detachable warrants that enable the holder to purchase up to 534,873 common shares at $7.54 per share. The warrants are exercisable immediately and expire in 2006. The warrants or warrant shares also feature a put option. The put option allows the holder to put up to 1/3 of the warrants or warrant shares each year at fair market value beginning in year five and expiring in year ten. At the date of issuance, the fair value of the warrants was $1,733,000 based on the Black-Scholes valuation model. The fair value of the warrants was recorded as a liability and a corresponding amount was recorded as a discount on the Subordinated Notes. The discount is being amortized over the seven-year term of the Subordinated Notes as additional interest expense. During the three months ended September 30, 2000, the Company adjusted the fair value of the warrant put option from $348,000 at July 1, 2000 to $209,000 and recorded a gain of $139,000 as other income in the statement of operations. If the Blair transaction is completed as currently proposed, new warrants with an exercise price of $0.50 per share will be issued in exchange for the currently outstanding warrants.

EUROPEAN CREDIT FACILITY

     The Company has a senior credit facility ("European Credit Facility") with ABN-AMRO and ING Bank (the "European Senior Lenders") with a principal balance of NLG 22.5 million, or approximately $9 million, outstanding as of September 30, 2000. The facility is secured by substantially all of Welna's assets.

     The agreement for the European Credit Facility stipulates financial covenants requiring the Company's European operations to maintain specified levels of tangible net worth, maximum leverage ratio, and minimum interest coverage and debt service coverage ratios. Beginning on July 1, 2000 and subsequent thereto, the Company was not in compliance with these covenants. The Company requested but did not receive a waiver of its violations of the financial covenants of the credit agreement. On October 1, 2000, the Company did not make a NLG 625,000 ($249,322) principal payment due on that date. The Company has held negotiations with the European Senior Lenders to amend the terms and conditions of the facility but as of November 13, 2000, has not reached an agreement for such an amendment. Among the alternatives being considered are using a portion of the proceeds from the Blair Transaction to reduce the amount of principal outstanding on the European Credit Facility and dedicating a portion of the Company's domestic cash flow toward debt service on the facility. Any such amendment would require changes to the agreement in principle that the Company has with its Domestic Senior Lenders. Because the European Senior Lenders have the right to accelerate the maturity of these borrowings, the outstanding amount for this obligation is classified as current liabilities in the consolidated balance sheets as of July 1 and September 30, 2000.

EUROPEAN FIVE YEAR TERM LOAN

     In June 1999, as part of a NLG 40 million ($15.9 million) credit facility granted by ABN-AMRO, the Company assumed an existing NLG 5 million, five year term loan with an outstanding principal balance of NLG 2,500,000 ($1,161,000 at July 3, 1999). The loan is payable in NLG 500,000 ($199,458) semi-annual installments with the final payment due on September 1, 2001.

     The credit agreement for the loan contains a covenant specifying a minimum level of tangible net worth to be maintained by the Company's European operations. At July 1, 2000, the Company was not in compliance with this covenant. The Company has requested, but as of November 13, 2000, has not received a waiver for this covenant violation from the lender. On September 1, 2000, the Company failed to make a required NLG 500,000 ($199,458) principal payment. Because the lender has the right to accelerate the maturity of these borrowings, this obligation is classified as current liabilities in the consolidated balance sheets as of July 1 and September 30, 2000.

12.  STOCKHOLDERS' EQUITY

COMMON STOCK

    In August 2000, the Company completed a private placement of 700,000 shares of common stock at $2.00 per share to two of its founding directors.

WARRANTS TO ACQUIRE COMMON STOCK

     As discussed in Note 11, the Company issued warrants to purchase 534,873 common shares at $7.54 per share in connection with the issuance of the Subordinated Notes.

         In connection with an amendment to the Domestic Credit Facility on February 24, 2000, the Company issued warrants to its Domestic Senior Lenders entitling them to the right to purchase up to 1,000,000 shares at a price of $0.01 per share. Beginning on July 31, 2000, and until December 31, 2000, a portion of the warrants are exercisable on the last day of each month in which the required equity financing stipulated in the amendment has not been obtained. The warrants are exercisable on the following schedule:

                                                     Number of
                  Month Ended                   Warrants Exercisable
                  -----------                   --------------------
                  July 31, 2000                       250,000
                  August 31, 2000                     250,000
                  September 30, 2000                  200,000
                  October 31, 2000                    100,000
                  November 30, 2000                   100,000
                  December 31, 2000                   100,000
                                                   ----------
                       Total                        1,000,000
                                                   ==========

         As discussed in Note 11, the Domestic Senior Lenders executed a forbearance agreement and subsequent extensions wherein they agreed to defer their right to exercise their warrants to purchase the Company's common stock for the periods ended July 31 through November 30, 2000. The Domestic Senior Lenders further agreed to surrender their warrants at the time the proposed Blair Transaction is consummated. Due to the contingency as to the ultimate exercisability of the warrants, no value has been recorded to the warrants at the date of grant. The Company will recognize a charge for the fair value of the warrants upon resolution of the contingent terms if the warrants become exercisable.

13.    COMMITMENTS AND CONTINGENCIES

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

     The Company and its subsidiaries are, from time to time, subject to various lawsuits and claims and other actions arising out of the normal course of business. The Company is also subject to contingencies pursuant to environmental laws and regulations that in the future may require the Company to take action to correct the effects on the environment of prior manufacturing and waste disposal practices. Accrued environmental liabilities at September 30, 2000 were $363,000 and, in management's opinion, such accruals are appropriate based on existing facts and circumstances. Under more adverse circumstances, however, this potential liability could be higher. Current year expenditures were not material.

     While the effect on future results of the items noted above is not subject to reasonable estimation because considerable uncertainty exists, in the opinion of management, the ultimate liabilities resulting from such claims will not materially affect the consolidated financial position, results of operations or cash flows of the Company.

14.    SEGMENT DATA

    The following is a summary of the industry segment data for the three months ended October 2, 1999 and September 30, 2000 (in thousands):

                                                                Net Revenues               Operating Income
                                                                ------------               ----------------
    Three months ended October 2, 1999:
         Containment Solutions                                  $     16,721                  $     1,195
         Plasticon Fluid Systems                                      16,495                        1,041
         Plasticon Europe                                              9,149                         (632)
         Hanwel Europe                                                 6,001                          733
         Corporate                                                        --                         (575)
                                                                ------------                  -----------
         Consolidated                                           $     48,366                  $     1,762
                                                                ============                  ===========

    Three months ended September 30, 2000:
         Containment Solutions                                  $     15,811                  $     1,019
         Plasticon Fluid Systems                                      19,626                          980
         Plasticon Europe                                             10,375                         (236)
         Hanwel Europe                                                 5,572                         (337)
         Corporate                                                        --                         (584)
                                                                ------------                  -----------
         Consolidated                                           $     51,384                  $       842
                                                                ============                  ===========

    Operating income reconciles to income before taxes as shown on the consolidated statements of operations as follows (in thousands):

                                                              October 2, 1999             September 30, 2000
                                                              ---------------             ------------------
    Total segment operating income                              $     1,762                  $       842
    Interest expense                                                  2,114                        2,774
    Interest income                                                    (125)                         (18)
    Other income, net                                                  (973)                        (201)
                                                                -----------                  -----------
    Income before income taxes                                  $       746                  $    (1,713)
                                                                ===========                  ===========

15.    SEASONALITY

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

     This section should be read in conjunction with our consolidated financial statements included elsewhere.

     The following table sets forth certain operating statement information for each of the Company's business segments for each of the periods presented.

                                                                              Quarter Ended
                                                                      -----------------------------
                                                                      October 2,      September 30,
                                                                        1999              2000
                                                                      -----------     -------------
         Net revenues:
             Containment Solutions............................         $  16,721        $  15,811
             Plasticon Fluid Systems..........................            16,495           19,626
             Plasticon Europe.................................             9,149           10,375
             Hanwel Europe....................................             6,001            5,572
                                                                       ---------        ---------
               Total net revenues.............................         $  48,366        $  51,384
                                                                       =========        =========
         Cost of revenues:
             Containment Solutions............................         $  12,509        $  12,443
             Plasticon Fluid Systems..........................            12,793           15,737
             Plasticon Europe.................................             6,778            8,184
             Hanwel Europe....................................             3,920            3,726
                                                                       ---------        ---------
               Total cost of revenues.........................         $  36,000        $  40,090
                                                                       =========        =========
         SG&A:
             Containment Solutions............................         $   2,571        $   2,349
             Plasticon Fluid Systems..........................             2,661            2,909
             Plasticon Europe.................................             2,103            2,427
             Hanwel Europe....................................             1,349            1,145
             Corporate........................................               575              584
                                                                       ---------        ---------
               Total SG&A                                              $   9,204        $   9,414
                                                                       =========        =========
         Impairments of long-lived assets:
             Containment Solutions............................         $      --        $      --
             Plasticon Fluid Systems..........................                --               --
             Plasticon Europe.................................                --               --
             Hanwel Europe....................................                --            1,038
             Corporate........................................                --               --
                                                                       ---------        ---------
               Total impairments..............................         $      --        $   1,038
                                                                       =========        =========
         Restructuring:
             Containment Solutions............................         $     500        $      --
             Plasticon Fluid Systems..........................                --               --
             Plasticon Europe.................................               900               --
             Hanwel Europe....................................                --               --
             Other............................................                --               --
             Corporate........................................                --               --
                                                                       ---------        ---------
               Total restructuring............................         $   1,400        $      --
                                                                       =========        =========
       Operating income (loss):
             Containment Solutions............................         $   1,195        $   1,019
             Plasticon Fluid Systems..........................             1,041              980
             Plasticon Europe.................................              (632)            (236)
             Hanwel Europe....................................               733             (337)
             Corporate........................................              (575)            (584)
                                                                       ---------        ---------
               Total operating income ........................         $   1,762        $     842
                                                                       =========        =========

THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED WITH THREE MONTHS ENDED OCTOBER 2, 1999

       The Company's results of operations for fiscal 2001 were not significantly affected by the inclusion of acquired companies. The results for Manantial and HP Valves were included for the period from the dates of their acquisition, September 1999 and November 1999, respectively.

       Net Revenues. Consolidated net revenues for the three months ended September 30, 2000 were $51.4 million compared to $48.4 million for the three months ended October 2, 1999, an increase of $3.0 million, or 6%. The increase in net revenues is due to higher net revenues for Plasticon Fluid Systems and Plasticon Europe of $3.1 million and $1.2 million, respectively. Lower net revenues for Containment Solutions and Hanwel Europe offset the increases in net revenues by $0.9 million and $0.4 million, respectively.

       Net revenues for the three months ended September 30, 2000 would have been $2.5 million higher if foreign currency denominated net revenues (primarily Plasticon Europe and Hanwel Europe) were translated at the exchange rate used for the three months ended October 2, 1999. The reduction in the U.S. dollar value of foreign net revenues in the first quarter of fiscal 2001 is a result of the weakening of the exchange rate between the Dutch guilder, the functional currency of Plasticon Europe and Hanwel Europe, and the U.S. dollar.

       Net revenues for Containment Solutions declined to $15.8 million for the three months ended September 30, 2000 compared with $16.7 million for the three months ended October 2, 1999, a decrease of $0.9 million, or 5%. The decrease in net revenues is due to pricing pressures resulting from increased competition in Containment Solutions' steel tank product line.

       Plasticon Fluid Systems' net revenues rose $3.1 million, or 19%, for the three months ended September 30, 2000 compared with the three months ended October 2, 1999. The increase is primarily attributable to $2.5 million and $0.4 million in higher net revenues for Ershigs and SEFCO. Ershigs benefited from increased activity on behalf of its customers in the power generation and process industries. SEFCO had an increased level of activity related to its municipal water and wastewater customers. In fiscal 2000, SEFCO refocused its business to concentrate on the municipal markets and experienced greater success in securing new projects in those markets.

       For the three months ended September 30, 2000, Plasticon Europe's net revenues increased by $1.2 million, or 13%, to $10.4 million compared with $9.1 million in net revenues for the three months ended October 2, 1999. If Plasticon Europe's net revenues, all of which were denominated in foreign currency, were translated at the exchange rate used for the three months ended October 2, 1999 the increase would have been $1.6 million higher. Capital expenditures made by Plasticon Europe's customers in the chemical and petrochemical industries have increased, resulting in increased revenue for Plasticon Europe.

       Net revenues of Hanwel Europe for the three months ended September 30, 2000 were $5.6 million, $0.4 million, or 7% lower than the three-month period ended October 2, 1999. The decrease is due to the effects of a stronger U.S. dollar. If Hanwel Europe's net revenues were translated at the exchange rate used for the three months ended October 2, 1999, net revenues would have actually increased $0.9 million, or 15%.

       Cost of Revenues. Consolidated cost of revenues rose $4.1 million, or 11%, for the three months ended September 30, 2000 compared with the three months ended October 2, 1999. Higher cost of revenues for Plasticon Fluid Systems and Plasticon Europe account for $2.9 million and $1.4 million of the increase, respectively. These increases were offset by a $0.2 million decrease for Hanwel Europe.

         Consolidated gross margin decreased by $1.0 million. Consolidated gross margin as a percentage of net revenues declined to 22% for the three months ended September 30, 2000 compared with 26% for the three months ended October 2, 1999, a decrease of 15%. Decreases in gross margins for Containment Solutions and Hanwel Europe were $0.8 million and $0.2 million, respectively.

         Cost of revenues for Containment Solutions decreased by $0.1 million, or 1%, for the three months ended September 30, 2000 compared with the three months ended October 2, 1999. The decrease is attributable to the decrease in revenues noted above. Gross margin declined by $0.8 million. As a percentage of net revenues, Containment Solutions' gross margin decreased 16% to 21% for the three months ended September 30, 2000 compared with 25% for the three months ended October 2, 1999. The decrease in margins is mainly due to pricing pressures resulting from increased competition in the steel tank product line.

       Plasticon Fluid Systems' cost of revenues increased by $2.9 million, or 23%, for the three months ended September 30, 2000 compared with the three months ended October 2, 1999. Higher levels of activity at Ershigs and SEFCO accounted for $2.7 million and $0.2 million of the increase, respectively. Plasticon Fluid Systems' gross margin increased $0.2 million. As a percentage of net revenues, Plasticon Fluid System's gross margin fell 12% to 20% for the three months ended September 30, 2000 compared with 22% for the three months ended October 2, 1999.

       The increase in Ershigs' cost of revenues is due to higher activity for its power generation and process industry customers. However, due to cost overruns associated with unsatisfactory performance on these contracts, the increase in Ershigs cost of revenues exceeded the increase in its net revenues, contributing to the overall decline in Plasticon Fluid System's gross margin.

       Plasticon Europe's cost of revenues increased by $1.4 million, or 21%, for the three months ended September 30, 2000 compared with the three months ended October 2, 1999. The increase is attributable to higher net revenues from an increase in activity. Gross margin for the three months ended September 30, 2000 declined by $0.2 million when compared with the three months ended October 2, 1999. Gross margin as a percentage of net revenues decreased by 19% to 21% for the three months ended September 30, 2000 compared with 26% for the three months ended October 2, 1999. The decreases are due to a mix of lower margin jobs in the first quarter of fiscal 2001 when compared to the same period in fiscal 2000.

       Hanwel Europe's cost of revenues decreased slightly by $0.2 million, or 5%, to $3.7 million for the three months ended September 30, 2000 compared with $3.9 million for the three months ended October 2, 1999. The decrease is due to the effect of foreign currency translation noted above.

       Impairment of long-lived assets. For the three months ended September 30, 2000, Hanwel Europe recorded an impairment loss of $1.0 million to reduce the carrying value of the goodwill related to B.V. van Delden, an electronic components distributor acquired in May 1997, to an amount equal to its estimated net realizable value.

       Restructuring. The following is an analysis of the restructuring reserves and cash outlays from July 1, 2000 to September 30, 2000:

                                                      Employee          Disposal
     (In thousands)                                  Separations          Costs            Other            Total
                                                     -----------       -----------      -----------       ---------
     Restructuring charges:
     Balance at July 1, 2000                         $     1,227       $       116      $        --       $   1,343
       Fiscal 2001 charges                                    --                --               --              --
       Fiscal 2001 cash outlays                             (792)             (116)              --            (908)
       Currency translation                                   96                --               --              96
                                                     -----------       -----------      -----------       ---------
     Balance at September 30, 2000                   $       531       $        --      $        --       $     531
                                                     ===========       ===========      ===========       =========

       The Company made cash payments totaling $792,000 to 17 employees whose services were terminated and $116,000 for disposal costs during the first three months of fiscal 2001. The cash payments made related to restructuring reserves recognized in fiscal 2000. The Company expects to disburse the remaining amount reserved during fiscal year 2001.

       Interest Expense. Consolidated interest expense increased by $0.7 million, or 33%, to $2.8 million for the three months ended September 30, 2000 compared with $2.1 million for the three months ended October 2, 1999. The increase is due to higher debt levels and interest rates.

       Other Income, Net. Other Income, on a consolidated basis, decreased by $0.8 million for the three months ended September 30, 2000 compared with the three-month period ended October 2, 1999. The decrease is primarily due to the effect of recognizing a lower amount in income for the revaluation of the Company's put option liability for the warrants issued to the holders of its Subordinated Notes.

       Net Income. Due to the factors noted above, net income decreased by $2.7 million to a net loss of $2.0 million for the three month period ended September 30, 2000 compared with net income of $0.7 million for the three month period ended October 2, 1999.

LIQUIDITY AND CAPITAL RESOURCES

     Beginning in fiscal 2000, the Company experienced a greater than expected downturn in its underground storage tank market. Additionally, in Europe, capital spending in the petrochemical and chemical processing industry declined significantly resulting in a decrease in the demand for the Company's products in those markets. Consequently, the Company has experienced recent operating losses and significantly decreased cash flows from operations, and the Company's liquidity has reached extremely low levels. The Company has had to borrow under its bank facilities to cover its operating losses. In addition, these operating losses have resulted in the Company breaching the financial covenants in most of its credit facilities as well as defaulting on interest and principal payments on certain facilities (See more detailed discussion of credit facilities and related defaults below).

         During the twelve months ended July 1, 2000, the Company implemented a reorganization plan in an effort to better match its resources with existing demand levels. During its fiscal 2001 second quarter, the Company is pursuing further restructuring initiatives in its European operations in response to continuing over-capacity in its Plasticon Europe business segment. A tentative proposal has been submitted to union officials and the local workers council to close Plasticon Europe's manufacturing facility in Heerenveen, The Netherlands. Additional reductions in personnel have been proposed for Plasticon Europe's manufacturing facility in Dinslaken, Germany. If the planned restructuring initiatives for both locations are implemented, approximately 40 manufacturing positions, or 7% of the total European operations headcount, will be eliminated and the Company will record a restructuring provision of approximately $2.7 million for the three months ended December 30, 2000. The planned restructuring would have no effect on future revenues as production would be moved to one of Plasticon Europe's remaining facilities. The Company estimates that annual reductions of manufacturing costs will be $1.5 million.

     In August 2000, the Company completed a private placement of 700,000 shares of common stock at $2.00 per share to two of its founding directors.

     The Company is currently pursuing a private placement of equity and debt to raise additional capital and increase its liquidity. This transaction is described in more detail below under the section Blair Transaction.

     As of November 10, 2000, the Company had $3.1 million of availability under its Domestic Credit Facility and has been meeting its recent operating cash flow needs. Management expects to generate additional cash flow by improving the management of its working capital and is exploring raising additional cash from the sale of non-strategic assets.

     At September 30, 2000, the Company had $3.7 million in cash. Included in the $3.7 million in cash at September 30, 2000 is $1.3 million in cash of a 90%-owned European subsidiary that is prohibited from making loans or advances to the Company. Additionally, $1.4 million in cash is held by several wholly-owned European subsidiaries that are subject to credit agreements with foreign banks that restrict payments of loans or advances to the Company by those subsidiaries.

     There can be no assurance that the Company will be able to successfully complete the Blair Transaction (see discussion below), the proposed restructuring of its credit facilities or secure alternative financing or capital. If the Company is unable to complete these transactions or otherwise raise additional capital and increase its liquidity, the Company may not be able to continue to operate as a going concern.

CASH FLOW

     The net cash provided by (used in) operating, investing and financing activities for the three months ended October 2, 1999 and September 30, 2000 is as follows (in thousands):

                                                       Three Months Ended
                                                   --------------------------
                                                   October 2,   September 30,
                                                      1999          2000
                                                   ----------   -------------
Cash provided by (used in):
Operating activities                               $   (7,209)     $ (1,430)
Investing activities                                   (2,077)         (237)
Financing activities                                    9,838         2,702

    Net cash used in operating activities decreased by $5.8 million for the three months ended September 30, 2000 compared with the three months ended October 2, 1999. The increase is primarily due to the effect of improved working capital management.

    Net cash used in investing activities decreased $1.8 million for the three months ended September 30, 2000 compared with the three months ended October 2, 1999 due to a lower level of acquisition activity and lower capital expenditures. Capital expenditures totaled $0.3 million for the three months ended September 30, 2000 compared with $1.6 million for the three months ended October 2, 1999.

    Cash flows provided by financing activities decreased approximately $7.1 million for the three months ended September 30, 2000 compared with the three months ended October 2, 1999 due to a decrease in net borrowings of $8.5 million. The decrease in net borrowings was offset by an increase in proceeds from the issuance of common stock of $1.4 million. The net borrowings incurred during the three months ended September 30, 2000 were used for working capital needs.

WORKING CAPITAL

     At September 30, 2000, the Company had negative working capital of $57.7 million compared to $60.8 million in negative working capital at July 1, 2000, an increase of $3.1 million. The increase was primarily due to the use of $1.4 million in proceeds from issuance of common stock to bolster the Company's liquidity and improved management of working capital.

PRINCIPAL DEBT INSTRUMENTS

     At September 30, 2000, the Company had total borrowings of $103.1 million outstanding under its principal credit facilities and debt instruments. The Company is in default under the terms of its Domestic Credit Facility, Subordinated Notes and European Credit Facility.

    In May 2000, the Company signed a letter of intent with William Blair Mezzanine Capital Partners III, L.P. ("Blair") for the purpose of refinancing its long-term obligations (the "Blair Transaction"). The Company entered into a revised letter of intent with Blair in July 2000. See below for a separate discussion of the Blair Transaction.

DOMESTIC CREDIT FACILITY

    The Company has a $59.55 million domestic senior credit facility (the "Domestic Credit Facility") with a group of banks led by CIBC World Markets (the "Domestic Senior Lenders") that expires on January 12, 2004. The Domestic Credit Facility is comprised of $17.25 million of term loans, $15.3 million of acquisition loans, and a revolving credit facility of $27.0 million. At September 30, 2000, the Company had $56.5 million in borrowings outstanding under this facility.

    The credit agreement covering the Domestic Credit Facility contains covenants requiring the maintenance of financial conditions including domestic maximum leverage, consolidated maximum leverage, domestic maximum senior leverage, consolidated maximum senior leverage, domestic minimum interest coverage, consolidated minimum interest coverage, domestic minimum fixed charge coverage and consolidated minimum fixed charge coverage ratios. The Company was not in compliance with these covenants beginning with the calendar quarter ended December 31, 1999 and each calendar quarter thereafter. The Company was unable to meet the conditions necessary to obtain a waiver for the covenant violations that occurred in the calendar quarter ended December 31, 1999 and did not seek waivers for the reporting dates of March 31, June 30 and September 30, 2000. On June 30 and September 30, 2000, the Company did not make required principal payments of $750,000 (a total of $1,500,000) on the term loan portion of the Domestic Credit Facility. On September 30, 2000, the Company did not make a required principal payment of $765,000 on the acquisition loan portion of the Domestic Credit Facility. As of September 30, 2000, the Company is in violation of the credit agreement covering the Domestic Credit Facility and although the Domestic Senior Lenders have not expressed their intention to do so, they have the right to accelerate the maturity of this obligation. Consequently, the Company has classified the total amount outstanding under the Domestic Credit Facility as current liabilities in the accompanying balance sheet.

     The Company and its Domestic Senior Lenders executed a forbearance agreement and subsequent extensions whereby unpaid principal installments due were deferred until November 30, 2000 (the "Forbearance Period"). During the Forbearance Period, the borrowings under the Domestic Credit Facility will bear default interest at 2% in addition to the base rate plus applicable margin. In connection with the forbearance agreement, the Company agreed to defer interest payments due to the holders of the Subordinated Notes and obtained an agreement from the noteholders to waive any default resulting solely from its failure to make such payments from June 30 to December 31, 2000.

     Although the Domestic Senior Lenders have not expressed their intent to accelerate the maturity of these borrowings, they retain the right to do so. Upon consummation of the proposed Blair Transaction discussed in Note 2, the Company will use the net proceeds obtained to reduce its borrowings under the Domestic Credit Facility.

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

         Revolving Credit Facility

         The revolving credit facility commitment will revert from the current $27 million commitment to $25 million. Simultaneous with the closing of the Blair Transaction, availability under the revolving credit facility will be $10 million. Any excess funds above the $10 million of availability will be applied to reduce the amount outstanding under the New Term Loan.

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

    Because of the developments with respect to the European Credit Facility discussed below, the Company has proposed a modification to its agreement in principle with the Domestic Senior Lenders that would permit a portion of the $20.85 million in proceeds from the Blair Transaction originally reserved for principal reductions on the Domestic Credit Facility to instead be reserved for principal reductions on the European Credit Facility. The Company has further proposed to dedicate a portion of its domestic cash flow toward debt service on the European Credit Facility.

    The Domestic Senior Lenders have not agreed to these proposed modifications and the Company can give no assurances it will be able to successfully negotiate and ultimately complete the arrangement as proposed.

EUROPEAN SENIOR CREDIT FACILITY

     The Company has a senior credit facility (the "European Credit Facility") with ABN-AMRO and ING Bank. The European Credit Facility totals 25 million Dutch guilders ("NLG") ($10.0 million) and is composed of two term loans. Term Loan A provides for borrowings of NLG 15 million ($6.0 million) with quarterly payments of NLG 625,000 ($249,322) beginning October 1, 1999. Term Loan B provides for borrowings of NLG 10 million ($4.0 million) with principal due at the date of maturity, August 1, 2001. As of September 30, 2000, the Company had outstanding indebtedness under the European Credit Facility of NLG 22.5 million, or approximately $9 million. The facility is secured by substantially all of Welna's assets.

     The credit agreement covering the European Credit Facility stipulates financial covenants requiring Welna to maintain specified levels of tangible net worth and specified maximum leverage, minimum interest coverage and minimum debt service coverage ratios. As of July 1, 2000 and subsequent thereto, the Company was not in compliance with these covenants.

     The Company requested, but did not receive, a waiver for the covenant violations that occurred on July 1, 2000. The Company has not requested a waiver for the September 30, 2000 reporting date. On October 1, 2000, the Company did not make a required principal payment of NLG 625,000 ($249,322) due on Term Loan
A. On October 1, 2000, the Company failed to make interest payments of NLG 270,000 ($108,000) and NLG 238,000 ($95,000) due on Term Loans A and B,
respectively. Because the European Senior Lenders have the right to accelerate the maturity of these borrowings, the Company has classified these obligations as current liabilities in the accompanying consolidated balance sheets as of July 1 and September 30, 2000.

     The Company has held negotiations with the European Senior Lenders to amend the terms and conditions of the European Credit Facility, but as of November 13, 2000, has not reached an agreement for such an amendment. Among the alternatives currently being considered are using a portion of the proceeds from the Blair Transaction to reduce the amount of principal outstanding on the European Credit Facility and dedicating a portion of the Company's domestic cash flow toward debt service on the facility. Any such amendment would require changes to the agreement in principle that the Company has with its Domestic Senior Lenders.

12% SENIOR SUBORDINATED NOTES

    The Company has $15.0 million face value, or $13.6 million net of discount (of which $4.1 million is to certain directors of the Company and is classified separately as related party subordinated debt on the balance sheet), in 12% senior subordinated notes (the "Subordinated Notes") outstanding. The Subordinated Notes have a maturity date of June 30, 2006. Interest is payable each calendar quarter.

     The note and warrant purchase agreement contains financial covenants for the maintenance of specified domestic maximum leverage, domestic maximum senior leverage, minimum domestic interest coverage and minimum domestic fixed charge ratios. Due to lower than expected operating results as of the calendar quarter ending December 31, 1999 and each calendar quarter thereafter, the Company was not in compliance with these covenants. The Company did not make scheduled interest payments due on June 30 and September 30, 2000 on the Subordinated Notes of approximately $450,000 ($900,000 in total).

    The Company requested, but did not receive, a waiver of default from the holders of the Subordinated Notes for the covenant violations that occurred at the end of the December 31, 1999 calendar quarter. The Company has not requested waivers from the Subordinated Note holders for covenant violations for the calendar quarters ending March 31, June 30 and September 30, 2000. The Company has received executed waivers of default, and associated extensions, related solely to its failure to make required interest payments for the periods ending June 30 through December 31, 2000. Because of the foregoing, the Company has classified these obligations as current liabilities in the accompanying consolidated balance sheets as of July 1 and September 30, 2000.

     As originally proposed as part of the Blair Transaction discussed below, the holders of the Subordinated Notes would exchange their notes for a new class of subordinated notes (the "Replacement Notes") paying 12% interest in two components - 10% in cash interest and 2% in payment-in-kind ("PIK") interest. Because of the developments with European Credit Facility noted above, the Company has proposed modifying the terms of the proposed exchange. Instead of issuing Replacement Notes, the Company proposes to exchange 15,000 shares of 12 % Junior Cumulative Redeemable Preferred Stock, $1,000 liquidation preference per share, (the "Junior Preferred Stock") for the Subordinated Notes. Dividends on the Junior Preferred Stock would cumulate if not paid.

     The Company has no agreement with the note holders to refinance its obligations under the Subordinated Notes as currently proposed and can provide no assurance that it can successfully complete the transaction as set forth.

SHORT-TERM BORROWINGS

EUROPEAN SHORT-TERM CREDIT FACILITIES

     The Company has $23.1 million in commitments under the short-term credit facilities described below. At September 30, 2000, the Company had $18.7 million in borrowings outstanding under these facilities.

     The Company has a NLG 25 million ($10.0 million) working capital facility with ABN-AMRO. The Company had approximately NLG 18.0 million, or $7.2 million, outstanding under the working capital facility at September 30, 2000. The unused portion of this facility is NLG 7.0 million, or $2.8 million.

     The credit agreement for the loan contains a covenant specifying a minimum level of tangible net worth to be maintained by the Company's European operations. At June 30 and September 30, 2000, the Company was not in compliance with this covenant. The Company has requested, but as of November 10, 2000, has not received a waiver for this covenant violation from the lender. The lender has the right to cancel the working capital facility immediately and demand repayment of the amount outstanding. Although the lender has not canceled the working capital facility, the lender retains the right to do so.

    The Company has an NLG 5 million ($2.0 million) working capital facility with ING Bank. The Company had approximately NLG 5.0 million, or $2.0 million, outstanding under the facility at September 30, 2000.

    The agreement for the credit facility stipulates financial covenants requiring the Company's European operations to maintain a specified level of minimum tangible net worth and minimum consolidated interest coverage ratio. At June 30 and September 30, 2000, the Company was not in compliance with these covenants. The Company has requested, but as of November 10, 2000, has not received a waiver for these covenant violations. The lender has the right to cancel the working capital facility immediately and demand repayment of the amount outstanding. Although the lender has not canceled the working capital facility, the lender retains the right to do so.

    The Company has a short-term loan of NLG 10 million ($4.0 million) from ABN-AMRO. At September 30, 2000, the outstanding principal amount of the loan was NLG 10 million ($4.0 million).

    The Company also has separate working capital facilities for their subsidiaries in Germany, Poland and France. These facilities provide for borrowings up to DM 14.58 million ($6.6 million), SEK 2.1 million ($0.3 million), and FFR 2.0 million ($0.2 million). As of September 30, 2000, the Company has approximately $5.5 million outstanding under these facilities. The unused portion of these facilities is approximately $1.6 million. These facilities are due on demand.

BLAIR TRANSACTION

     In May 2000, the Company signed a letter of intent with William Blair Mezzanine Capital Fund III, L.P., under which Blair proposed to invest $28,000,000 in the Company through a combination of subordinated debt, convertible subordinated debt, and common stock. However, the Company's results of operations during the fiscal fourth quarter 2000 did not meet Blair's expectations, and Blair withdrew its original investment proposal in late June 2000. In July 2000, the Company and Blair entered into a revised letter of intent under which Blair proposes to invest $23,000,000 in the Company, comprised of $18,000,000 of 12% Senior Subordinated Notes due 2008, 5,000 shares of 8% Senior Cumulative Redeemable Preferred Stock, $1,000 liquidation preference per share, and warrants to purchase up to 3,880,645 shares of Denali common stock with an exercise price of $2.26 per share. Due to the decline in the market price of its common stock, the Company has proposed that the exercise price of the warrants be lowered to $0.50 per share.

     Also as part of the transaction as originally proposed, the Company would issue $15,000,000 in principal amount of its 12% Senior Subordinated Notes due 2008 to the holders of the Company's currently outstanding Subordinated Notes in exchange for all $15,000,000 in principal amount of the Company's currently outstanding subordinated debt, and would issue warrants to purchase up to 534,873 shares of its common stock with an exercise price of $2.26 per share to these holders in exchange for a like number of currently outstanding common stock purchase warrants with an exercise price of $7.54 per share.

     Due to developments with the European Credit Facility, the Company has modified its proposal to refinance the Subordinated Notes. The Company now proposes to exchange 15,000 shares of 12% Junior Cumulative Redeemable
Preferred Stock, $1,000 liquidation preference per share, (the "Junior Preferred Stock") for the Subordinated Notes. Dividends on the Junior Preferred Stock would cumulate if not paid. The exercise price of the new warrants to be issued in exchange for the warrants currently outstanding would be lowered to $0.50 per share.

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

INFORMATION RELATING TO FORWARD-LOOKING STATEMENTS

       This Form 10-Q contains certain forward-looking statements as such term is defined in the Private Securities Litigation Reform Act of 1995 and information relating to the Company and its subsidiaries that are based on the beliefs of the Company's management, as well as assumptions made by and information currently available to the Company's management. When used in this report, the words, "anticipate", "believe", "estimate", "expect" and "intend" and words or phrases of similar import, as they relate to the Company or its subsidiaries or Company management, are intended to identify forward-looking statements. Such statements reflect the current risks, uncertainties and assumptions related to certain factors including, without limitations, competitive factors, general economic conditions, customer relations, relationships with vendors, the interest rate environment, governmental regulation and supervision, seasonality, distribution networks, product introductions and acceptance, technological change, changes in industry practices, the ability to consumate the Blair Transaction, onetime events and other factors described herein. Based upon changing conditions, should any one or more of these risks or uncertainties materialize, or should any underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

       The Company is exposed to market risk, including adverse changes in commodity prices, interest rates and foreign currency exchange rates. Refer to the Company's Form 10-K for the fiscal year ended July 1, 2000 for a detailed discussion of these risks.

                           PART II. OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS

         Not applicable

ITEM 2.           CHANGES IN SECURITIES AND USE OF PROCEEDS

         On August 4, 2000, the Company issued and sold 700,000 shares of its common stock in a private transaction exempt from the registration provisions of the Securities Act pursuant to Section 4(2) thereof as a transaction not involving a public offering. These shares were issued to one director and five entities controlled by or affiliated with two directors of the Company for a cash price of $2.00 per share, for an aggregate offering price of $1,400,000. The Company paid no underwriter discounts or commissions. Specifically, Cockrell Investment Partners, L.P., Cockrell Equity Partners, L.P., Thomas D. Simmons, Jr., Simmons Family Trust, Thomas Dudley Simmons, Jr. Marital Trust and Simmons 1987 Basket Trust acquired 532,200, 67,800, 33,333, 33,333, 16,667, and 16,667 shares, respectively. Mr. Ernest Cockrell, a director of the Company, is 35.3% owner and the Chairman of the general partner of Cockrell Investment Partners, L.P. and is 35.4% owner and the Chairman of the general partner of Cockrell Equity Partners, L.P. Mr. Thomas Simmons, a director of the Company, is Co-Trustee of the Simmons Family Trust, Trustee of the Thomas Dudley Simmons, Jr. Marital Trust, and manager of the Simmons 1987 Basket Trust. These purchasers were the only offerees in these transactions, and no public solicitation was made. All offerees were provided access to relevant information regarding the Company, and the share certificates issued to each of them contain a restrictive legend prohibiting transfer of the shares in violation of federal securities laws.

ITEM 3.           DEFAULTS UPON SENIOR SECURITIES

         As of September 30, 2000, the Company was in default on the Total Leverage Ratio, Maximum Senior Leverage Ratio, Total Minimum Interest Coverage, Minimum Fixed Charge Coverage, Maximum Domestic Leverage Ratio, Maximum Senior Domestic Leverage Ratio, Minimum Domestic Interest Coverage and Minimum Domestic Fixed Charge Coverage covenants with both its U.S. senior credit facility and senior subordinated note holders.

         Beginning on July 1, 2000 and subsequent thereto, the Company was not in compliance with the minimum tangible net worth, maximum leverage ratio and minimum interest coverage and debt service coverage ratio covenants in the agreement governing the senior European credit facility with ABN-AMRO and ING Bank. On October 1, 2000, the Company's wholly owned subsidiary Denali Welna Europe B.V. failed to make a scheduled principal payment of NLG 625,000 ($249,322) on the senior European credit facility with ABN-AMRO and ING Bank. Also on October 1, 2000, the Company failed to make interest payments of NLG 270,000 ($108,000) and NLG 238,000 ($95,000) due on Term Loans A and B,
respectively. The total arrearage on this indebtedness as of the date of this report is NLG 1,133,000 ($452,322).

         At July 1, 2000, the Company was not in compliance with the minimum tangible net worth covenant in the agreement governing the European five year term loan with ABN-AMRO. On September 1, 2000, the Company's wholly owned subsidiary Welna N.V. failed to make a scheduled principal payment of NLG 500,000 ($199,458) on the European five year term loan with ABN-AMRO. The total arrearage on this indebtedness as of the date of this report is NLG 500,000 ($199,458).

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

ITEM 5.           OTHER INFORMATION

         Not applicable

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K.

         A.       Exhibits

                  10.67 Third Forbearance Extension Agreement among Denali Incorporated, Canadian Imperial Bank of Commerce, as administrative agent, and ING (U.S.) Capital LLC, as documentation agent, dated November 6, 2000

                  27       Financial Data Schedule

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


                                            Denali Incorporated
                                            -------------------
                                               (Registrant)




Date:             November 17, 2000          /s/ R. KEVIN ANDREWS
                                            ------------------------------------
                                            R. Kevin Andrews
                                            Chief Financial Officer
                                              (Principal Financial Officer and
                                              Principal Accounting Officer)

                                INDEX TO EXHIBITS

EXHIBIT
NUMBER        DESCRIPTION
-------       -----------
 10.67        Third Forbearance Extension Agreement among Denali Incorporated,
              Canadian Imperial Bank of Commerce, as administrative agent, and ING
              (U.S.) Capital LLC, as documentation agent, dated November 6, 2000

 27           Financial Data Schedule