Form 10-Q
period 2000-12-30
DENALI INC
filed 2001-02-20
CIK 1046594

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q



(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended DECEMBER 30, 2000

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

Commission File Number  000-23353
                        ---------

                               Denali Incorporated
                    ----------------------------------------
                    (Exact Name of Registrant in its Charter)

          Delaware                                            76-0454641
-------------------------------                            ----------------
(State or Other Jurisdiction of                            (I.R.S. Employer
 Incorporation or Organization)                            Identification No.)

1360 Post Oak Blvd., Suite 2250, Houston, Texas                 77056
-----------------------------------------------               ---------
 (Address of Principal Executive Officers)                    (Zip Code)

                                  713-627-0933
              (Registrant's Telephone Number, Including Area Code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes X          No
                                  ---------       ----


As of January 31, 2001, the number of shares of common stock outstanding was 6,258,914.

                               DENALI INCORPORATED
                FORM 10-Q FOR THE QUARTER ENDED DECEMBER 30, 2000

                                      INDEX



                                                                                                           Page No.
                                                                                                           --------
Part I.           Financial Information

Item 1.           Financial Statements (Unaudited)

                  Consolidated Balance Sheets.............................................................     1

                  Consolidated Statements of Operations...................................................     2

                  Consolidated Statements of Cash Flows...................................................     3

                  Notes to Consolidated Financial Statements..............................................     4

Item 2.           Management's Discussion and Analysis of Financial Condition and
                  Results of Operations ..................................................................    13

Item 3.           Quantitative and Qualitative Disclosure About Market Risk...............................    29


Part II.          Other Information

Item 1.           Legal Proceedings ......................................................................    30

Item 2.           Changes in Securities and Use of Proceeds...............................................    30

Item 3.           Defaults Upon Senior Securities.........................................................    30

Item 4.           Submission of Matters to a Vote of Security Holders.....................................    31

Item 5.           Other Information ......................................................................    31

Item 6.           Exhibits and Reports on Form 8-K........................................................    31

Signatures        ........................................................................................    32

Index to Exhibits ........................................................................................    33

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                               DENALI INCORPORATED
                           CONSOLIDATED BALANCE SHEETS



                                                                               July 1,         December 30,
                                                                                 2000                2000
                                                                             -----------         -----------
                                                                                 (Note)          (Unaudited)
                                                                                      (In thousands)
                               ASSETS
Current assets:
       Cash                                                                  $    2,940          $     5,923
       Accounts receivable, net of allowances of
              $1,821 at July 1, 2000 and
              $1,892 at December 30, 2000                                        40,289               35,431
       Inventories                                                               23,304               21,493
       Income tax receivable                                                      1,767                3,188
       Prepaid expenses                                                           2,171                1,807
       Other receivables                                                          3,509                1,775
                                                                             ----------          -----------
Total current assets                                                             73,980               69,617
Property, plant and equipment, net                                               39,647               33,011
Goodwill, net                                                                    54,685               49,409
Other assets                                                                      3,191                3,080
Assets held for sale                                                              1,594                2,982
                                                                             ----------          -----------
Total assets                                                                 $  173,097          $   158,099
                                                                             ==========          ===========

                   LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
       Accounts payable                                                      $   20,839          $    19,717
       Accrued liabilities                                                       13,421               12,171
       Lines of credit                                                           21,361               16,879
       Current maturities of long-term debt                                      13,871               17,449
       Long-term debt in default                                                 61,217               60,973
       Related party subordinated debt in default                                 4,077                4,114
                                                                             ----------          -----------
Total current liabilities                                                       134,786              131,303
Long-term debt, less current maturities                                           3,894                2,264
Accrued pension costs                                                             1,350                2,011
Minority interest                                                                   595                  750
Deferred taxes                                                                    1,846                1,845
Other long-term liabilities                                                       3,260                1,528
Commitments and contingencies
Stockholders' equity:
       Common stock, $.01 par value
              Authorized shares - 30,000,000
              Issued and outstanding shares - 5,558,914  at
              July 1, 2000 and 6,258,914 at December 30, 2000                        55                   62
       Additional paid-in capital                                                35,640               37,173
       Other accumulated comprehensive loss                                      (2,232)              (2,692)
       Retained deficit                                                          (6,097)             (16,145)
                                                                             ----------          ------------
Total stockholders' equity                                                       27,366               18,398
                                                                             ----------          -----------
Total liabilities and stockholders' equity                                   $  173,097          $   158,099
                                                                             ==========          ===========

                             See accompanying notes.

Note: The balance sheet at July 1, 2000 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

                               DENALI INCORPORATED
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                             Three months ended               Six months ended
                                                      ----------------------------     ----------------------------
                                                          January 1,  December 30,        January 1,  December 30,
                                                            2000            2000             2000            2000
                                                       -----------     -----------      -----------     -----------
                                                         (In thousands, except per share amounts)
Net revenues                                           $    49,555     $    47,814      $    97,921     $    99,198
Cost of revenues                                            37,541          37,271           73,541          77,361
                                                       -----------     -----------      -----------     -----------
Gross profit                                                12,014          10,543           24,380          21,837
Selling, general and administrative expenses                10,713          10,503           19,920          19,916
Impairment of long-lived assets                                 --           5,195               --           6,233
Restructuring charges                                        1,091              --            2,491              --
                                                       -----------     -----------      -----------     -----------
Operating income (loss)                                        210          (5,155)           1,969          (4,312)
Interest expense                                             2,106           2,855            4,220           5,629
Interest income                                                (43)            (19)            (170)            (37)
Other income, net                                             (356)            (28)          (1,329)           (229)
                                                       ------------    -----------      ------------    ------------
Loss before income taxes and
  minority interest                                         (1,497)         (7,963)            (752)         (9,675)
Income tax (benefit) expense                                  (658)             72             (718)            350
                                                       -----------     -----------      -----------     -----------
Net loss before minority interest                             (839)         (8,035)             (34)        (10,025)
Minority interest                                              121              32              192              23
                                                       -----------     -----------      -----------     -----------
Net loss                                               $      (960)    $    (8,067)     $      (226)    $   (10,048)
                                                       ===========     ============     ===========     ============

Net loss per common share - basic
  and diluted                                          $     (0.17)    $    (1.29)      $     (0.04)    $    (1.63)
                                                       ===========     ===========      ===========     ===========

Comprehensive loss:
  Net loss                                             $      (960)    $    (8,067)     $      (226)    $   (10,048)
  Currency translation adjustments                          (2,020)          1,614             (899)           (460)
                                                       -----------     -----------      -----------     ------------
  Comprehensive loss                                   $    (2,980)    $    (6,453)     $    (1,125)    $   (10,508)
                                                       ===========     ============     ===========     ============


                             See accompanying notes.

                               DENALI INCORPORATED
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                        Six months ended
                                                                              ----------------------------------
                                                                                 January 1,      December 30,
                                                                                     2000               2000
                                                                              ---------------    ---------------
                                                                                      (In thousands)
Operating Activities:
Net loss                                                                         $      (226)      $  (10,048)
Adjustments to reconcile net loss to net cash
   provided by operating activities:
       Depreciation                                                                    2,426            2,298
       Amortization                                                                    1,057            1,039
       Deferred tax                                                                     (245)              21
       Foreign currency exchange loss                                                     --               80
       Impairment of long-lived assets                                                    --            6,233
       Issuance of warrants to purchase common stock                                      --              140
       Put warrant valuation adjustment                                               (1,198)            (332)
       Provision for losses on accounts receivable                                        50              206
       Gain on disposal of property, plant and equipment and
           assets held for sale                                                         (280)             (35)
       Changes in operating assets and liabilities:
              Accounts receivable                                                      1,624            2,232
              Inventories                                                              1,816            1,132
              Prepaid expenses                                                         3,409              344
              Other receivables                                                           --            1,476
              Other assets and liabilities                                               382              266
              Accounts payable                                                        (2,998)            (667)
              Accrued liabilities                                                     (4,641)            (376)
              Income tax receivable/payable                                           (1,076)          (1,471)
                                                                                 -----------       -----------
Net cash provided by operating activities                                                100            2,538

Investing Activities:
Acquisitions, net of cash acquired                                                    (3,745)              --
Purchases of property, plant and equipment                                            (3,045)            (819)
Proceeds from sale of property, plant and equipment and
   assets held for sale                                                                  503            2,099
                                                                                 -----------       ----------
Net cash provided by (used in) investing activities                                   (6,287)           1,280

Financing Activities:
Proceeds from common stock issuance                                                       --            1,400
Net repayments under short-term lines of credit                                           --           (3,421)
Net borrowings under revolving lines of credit                                         6,468            1,665
Net borrowings (repayments) on term notes and other long-term debt                     1,955             (425)
                                                                                 -----------       -----------
Net cash provided by (used in) financing activities                                    8,423             (781)

Effect of exchange rate changes on cash                                                 (143)             (54)
                                                                                 ------------      -----------
Increase in cash                                                                       2,093            2,983
Cash at beginning of period                                                            1,824            2,940
                                                                                 -----------       ----------
Cash at end of period                                                            $     3,917       $    5,923
                                                                                 ===========       ==========


                             See accompanying notes.

                               DENALI INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1. GENERAL

       The consolidated financial statements of Denali Incorporated and its majority and wholly owned subsidiaries (the "Company") included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. The Company believes that the presentations and disclosures herein are adequate to make the information not misleading. In the opinion of management, the consolidated financial statements reflect all elimination entries and adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the interim periods. Certain fiscal year 2000 amounts have been reclassified to conform to fiscal year 2001 presentation.

       The unaudited results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full year. These unaudited consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes included in the Company's Form 10-K filed with the Securities and Exchange Commission on October 13, 2000.

2. GOING CONCERN ISSUES AND RESTRUCTURING PLAN

       The Company's unaudited consolidated financial statements for the six months ended December 30, 2000 have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred a net loss of $9.7 million for the twelve months ended July 1, 2000 and a net loss of $10.0 million for the six months ended December 30, 2000. The Company also had debt in default (see Note 11) and negative working capital of $60.8 million and $61.7 million, respectively, at July 1, 2000 and December 30, 2000. These conditions reflect the liquidity problems caused by the Company's significant debt burden and raise substantial doubt about the Company's ability to continue as a going concern. The accompanying unaudited consolidated financial statements do not include any adjustments that may result from the outcome of this uncertainty.

       During fiscal 2000, the Company experienced a greater than expected downturn in its underground storage tank market. Additionally, in Europe, capital spending in the petrochemical and chemical processing industry declined significantly resulting in reduced demand for the Company's products in those markets. Consequently, the Company experienced operating losses. In response to the downturn in its operations during fiscal 2000, the Company reorganized each of its business segments resulting in the closure of a manufacturing facility in the United States, closure of two manufacturing facilities in The Netherlands and elimination of certain domestic and European sales and management positions (see Note 3).

       During the first half of fiscal 2001, a portion of the Company's steel tank business suffered significant margin pressures due to increased competition. In January 2001, the Company decided to cease operations at one of its steel tank fabrication facilities in Lebanon, PA effective April 1, 2001. The Company has not finalized its restructuring plan for this facility nor has it finalized its estimate of the associated restructuring provision. In addition, during the first half of fiscal 2001, the Company pursued further restructuring initiatives in its European operations in response to continuing over-capacity in its Plasticon Europe business segment. In January 2001, union officials and the local workers council approved the Company's plan to close Plasticon Europe's manufacturing facility in Heerenveen, The Netherlands. Reductions in personnel were also approved for Plasticon Europe's manufacturing facility in Dinslaken, Germany. When the planned restructuring initiatives for both locations are implemented, approximately 40 manufacturing positions, or 7% of the total European operations headcount, will be eliminated. The Company will record a restructuring provision associated with its European operations of as much as approximately $2.7 million during the remainder of fiscal year 2001.

       In July 2000, the Company signed a letter of intent with William Blair Mezzanine Capital Fund III, L.P. ("Blair"), under which Blair proposed to invest $23 million in the Company (the "Blair Transaction"). The Company and its lenders viewed the Blair Transaction as a potential solution to the Company's liquidity problems. During the week of November 27, 2000, Blair notified the Company of its decision not to pursue the proposed investment. Due to the termination of the Blair Transaction, the Company decided not to make scheduled interest payments due on November 30, 2000 and initiated discussions with lenders and other actions to develop and implement a "Restructuring Plan".

       The Company intends that its Restructuring Plan will protect and foster the strengths and performance of the Company's underlying businesses and allow the Company to restructure its balance sheet and strengthen its financial position. In furtherance of this Restructuring Plan, and after consultations with its lenders, the Company has retained financial advisors in the United States, and has committed to retain advisors in Europe, to analyze and evaluate the feasibility of the various financial and strategic alternatives that may be available to the Company. The Company currently anticipates that its Restructuring Plan could involve a variety of different elements, including, but not limited to, the following: restructuring or refinancing of debt; issuance of equity or other securities; divestitures of assets, business units or interests therein; or merger or sale of the Company.

       The Company anticipates that its Restructuring Plan, regardless of the form in which it may be implemented, would likely involve substantial dilution, or potentially elimination, of the equity interest of current holders of the Company's equity securities. The Company also anticipates that financial and corporate reorganization of the Company, through bankruptcy courts or otherwise, is likely whether or not a consensual debt restructuring agreement can be reached.

       The Company faces serious liquidity problems caused by its significant debt burden. Absent a restructuring of its debt, the Company projects that its cash flows will be insufficient to support current debt balances and related interest obligations. The Company's common stock was delisted from the NASDAQ Stock Market on October 30, 2000 and the Company is considering deregistration of its common stock under the Securities Exchange Act. The Company can provide no assurance as to whether, or on what terms, the holders of the Company's debt obligations may reach agreements regarding the Company's proposed Restructuring Plan.

       If the Company is unable to restructure its debt or otherwise raise additional capital and increase its liquidity, it will not be able to implement its business plan as expressed throughout this document and its annual report on Form 10-K and it may not be able to continue to operate as a going concern.

3. REORGANIZATION OF OPERATIONS

       During fiscal 2000, the Company recorded restructuring charges of $3.8 million. The following table analyzes the balances of these restructuring reserves and related cash outlays from July 1, 2000 to December 30, 2000:


                                                      Employee          Disposal
           (In thousands)                           Separations         Costs             Total
           --------------                           -----------       -----------      -----------
     Restructuring charges:
     Balance at July 1, 2000                         $     1,227       $       116      $     1,343
       Fiscal 2001 cash outlays                             (901)             (116)          (1,017)
       Currency translation                                  (84)               --              (84)
                                                     -----------       -----------      -----------
     Balance at December 30, 2000                    $       242       $        --      $       242
                                                     ===========       ===========      ===========


       The Company made cash payments totaling $901,000 to 19 employees whose services were terminated and $116,000 for disposal costs during the first six months of fiscal 2001. The cash payments made related to restructuring reserves recognized in fiscal 2000. The Company expects to make cash payments at least equal to the remaining amount reserved during fiscal year 2001.

4. RECENT ACCOUNTING PRONOUNCEMENTS

       In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). The staff accounting bulletin is effective no later than the Company's fourth quarter of fiscal year 2001. The Company has evaluated the effects of SAB 101 on its revenue recognition policies and has determined that it is not material to its results of operations for the periods presented.

5. INVENTORIES

       Inventories are summarized below (in thousands):


                                                                               July 1,              December 30,
                                                                                2000                   2000
                                                                             -----------------      -------------
       Finished goods                                                        $      8,620            $    9,323
       Raw materials                                                                8,568                 9,118
       Work in process                                                              6,116                 3,052
                                                                             ------------            ----------
                                                                             $     23,304            $   21,493
                                                                             ============            ==========


6. PER SHARE INFORMATION

       The following table sets forth the weighted average shares outstanding for the computation of basic and diluted earnings per share:


                                                            Three Months Ended                Six Months Ended
                                                     -----------------------------     -----------------------------
                                                       January 1,    December 30,        January 1,    December 30,
                                                           2000            2000             2000           2000
                                                     ------------    -------------     ------------    -------------
                                                                           (Share data in thousands)
Weighted average common shares outstanding                 5,520           6,259            5,476          6,149
Dilutive securities - employee stock options                   -               -                -              -
                                                          ------         -------          -------         ------
Weighted average common shares outstanding
   assuming full dilution                                  5,520           6,259            5,476          6,149
                                                          ======         =======          =======         ======


       Options to purchase 492,055 and 409,274 shares of common stock and warrants to purchase 534,873 and 1,534,873 shares of common stock were outstanding as of January 1, 2000 and December 30, 2000, respectively, but were not included in the computation of diluted earnings per share because their assumed exercise would have been anti-dilutive to earnings per share.

7. FOREIGN CURRENCY TRANSLATION

       The Company's foreign subsidiaries use the local currency as their functional currency. Financial statements of these subsidiaries are translated into U.S. dollars using the exchange rate at the balance sheet dates for assets and liabilities and a weighted average exchange rate for each period for revenues, expenses, gains and losses and cash flows. The impact of currency fluctuations is recorded as comprehensive loss. For the three months and six months ended December 30, 2000, the Company had a foreign currency translation gain of $1.6 million and a loss of $0.4 million, respectively, which are recorded as comprehensive income or loss and are classified as a separate component of stockholders' equity. As of December 30, 2000, the Company had other accumulated comprehensive loss of $2.7 million related to cumulative foreign currency translation losses.

8. INCOME TAXES

    The Company's provision for income taxes differs from the U.S. statutory rate of 34% due to valuation allowances recorded in fiscal 2001 on tax assets, state taxes, non-deductible goodwill amortization, a non-taxable warrant valuation adjustment and other permanent differences.

9. IMPAIRMENT OF LONG-LIVED ASSETS

       At September 30, 2000, the Company determined that the carrying amount of certain assets held for sale exceeded an estimate of their fair value. Accordingly, for the three months ended September 30, 2000, the Company recorded an impairment charge of $1.0 million to reduce the carrying value of goodwill related to B.V. van Delden, a wholly-owned subsidiary that was acquired by Welna B.V. in May 1997, to net realizable value. For the three months ended December 30, 2000, the Company recorded an impairment charge of $5.2 million to reduce the carrying value of the net assets including goodwill of SEFCO, Inc., a wholly-owned subsidiary (See Note 13).

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

       The Company uses derivative instruments to manage interest rate risks related to a portion of its long-term European borrowings. The Company uses fixed interest rate caps, designated as cash flow hedges, to hedge a portion of the Company's floating rate borrowings in Europe which mature in 2001 and 2005.

       The amount of this derivative and hedging activity is not material to the financial position and results of operations of the Company. Due to the immaterial amount of this activity, the effect of adopting SFAS 133 on the Company's results of operations and financial position was immaterial.

11. LONG-TERM DEBT

Domestic Credit Facility

       The Company has a $59.6 million senior credit facility (the "Domestic Credit Facility") with a group of lenders led by CIBC World Markets Group (the "Domestic Senior Lenders") consisting of a $17.3 million term loan facility, a $15.3 million acquisition loan facility and a $27.0 million revolving credit facility that expires on January 12, 2004. At December 30, 2000, the Company had $56.0 million in borrowings outstanding under this facility.

       The Domestic Credit Facility also provides a letter of credit facility of $1.7 million. At December 30, 2000, the Company had $1.7 million in letters of credit outstanding.

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

       Beginning on June 30, 2000 and through December 31, 2000, the Company failed to make required term loan facility principal payments of $750,000 at the end of each calendar quarter for a total of $2.3 million. On September 30, 2000 and December 31, 2000, the Company did not make required acquisition loan facility principal payments of $765,000 at the end of both calendar quarters for a total of $1.5 million.

       In June 2000, the Company and the Domestic Senior Lenders executed a forbearance agreement and subsequent extensions whereby the Domestic Senior Lenders deferred unpaid principal installments until November 30, 2000 (the "Forbearance Period"). One of the conditions of the forbearance agreement, as extended, was the successful completion of the Blair Transaction. Upon the termination of the Blair Transaction, the Domestic Senior Lenders canceled the existing forbearance agreement and restricted the Company's ability to make additional borrowings on the Domestic Credit Facility. Beginning in November 2000, the Company stopped making interest payments. Total unpaid interest at December 31, 2000, was $1.7 million.

       At December 31, 2000, the Company exceeded its available borrowing capacity under its revolving credit and letter of credit facilities and failed to prepay or otherwise reduce its borrowings by the amount of the excess, as required under the credit agreement for the Domestic Credit Facility. Aggregate extensions of credit under the revolving credit and letter of credit facilities are based on 85% of eligible accounts receivable and 50% of eligible inventory, as defined in the credit agreement. At December 31, 2000, the Company's borrowing base was $23.7 million and revolving credit borrowings and letters of credit outstanding were $23.5 million and $1.7 million, respectively, or $25.2 million in total and $1.5 million in excess of its borrowing base. The terms of the credit agreement for the Domestic Credit Facility require the Company to prepay revolving credit borrowings and/or cash collateralize or replace letters of credit in an amount equal to the excess of aggregate extensions of revolving credit over its borrowing base. The Company failed to prepay its revolving credit borrowings and/or cash collateralize or replace any of its letters of credit in order to comply with the terms of the credit agreement. On December 1, 2000, the Domestic Senior Lenders ceased making further revolving credit loans to the Company, and since that date the Company has made no payments of principal or interest on the Domestic Credit Facility. On February 7, 2001, the Company received a written notice from the Domestic Senior Lenders that the Company's failure to make the required revolving credit facility prepayments, cash collateralizations or replacements of letters of credit constitutes an event of default under the credit agreement.

       Subsequent to the termination of the Blair Transaction, the Company has held discussions with the Domestic Senior Lenders and pursued efforts to develop financial elements of its proposed Restructuring Plan. The Company can provide no assurances that it will reach an agreement with the Domestic Senior Lenders regarding its proposed Restructuring Plan. However, with the concurrence of the Domestic Senior Lenders, the Company has retained financial advisors to study the feasibility of its restructuring proposals and to explore the various financial alternatives that may be available to the Company. The Company intends to present the results of the study and recommendations of the Company's financial advisors to the Domestic Senior Lenders as a basis for further negotiation regarding the Restructuring Plan. The outstanding borrowings under the Domestic Credit Facility bear default interest at 2% in addition to the base rate plus applicable margin. Although the Domestic Senior Lenders have not expressed their intent to accelerate the maturity of these borrowings, they have reserved the right to exercise all remedies available to them.

       At December 30, 2000, the Company had no borrowing availability under the term loan and acquisition loan portions of the Domestic Credit Facility. As noted above, the Company has exceeded its available borrowing capacity under its revolving credit and letter of credit facilities.

       Without an influx of additional capital or a restructuring of the Domestic Credit Facility, the Company does not expect to comply with the financial covenants of its credit agreement during the remainder of fiscal 2001. The Company has not requested and has not received waivers for its covenant violations from the Domestic Senior Lenders and, as a result, has classified these obligations as current liabilities in the accompanying unaudited consolidated balance sheets as of July 1 and December 30, 2000.

Subordinated Notes

       On July 1, 1999, the Company issued $15.0 million, or $13.3 million net of discount, in senior subordinated notes ("Subordinated Notes") bearing interest at 12% and maturing in 2006. Of the total Subordinated Notes issued, $4.0 million was sold to certain directors of the Company. These amounts are classified separately as related party subordinated debt on the Company's unaudited consolidated balance sheets at July 1 and December 30, 2000.

       The note and warrant purchase agreement related to the Company's Subordinated Notes contains financial covenants for the maintenance of domestic maximum leverage ratios, domestic maximum senior leverage ratios, minimum domestic interest coverage and minimum domestic fixed charge ratios. As of the calendar quarter ending December 31, 1999 and each calendar quarter thereafter, the Company did not comply with these covenants. As part of the forbearance agreement then in force with its Domestic Senior Lenders, the Company did not make scheduled quarterly interest payments of approximately $450,000 on the Subordinated Notes that were due for the calendar quarters ended June 30 and September 30, 2000 (approximately $900,000 in total). The Company further agreed to make no payments to the holders of the Subordinated Notes through the Forbearance Period. The Company did not make a scheduled interest payment of approximately $450,000 on the Subordinated Notes due for the calendar quarter ended December 31, 2000 (bringing the total of interest payments missed to approximately $1.4 million as of that date).

       The Company sought, but did not obtain an agreement from the Subordinated Note holders to waive the default resulting from the Company's non-compliance with the financial covenants contained in the note and warrant purchase agreement that occurred at the end of the December 31, 1999 calendar quarter. The Company has not requested waivers from the Subordinated Note holders for covenant violations for the calendar quarters ending March 31, June 30 and September 30, 2000. The holders of the Subordinated Notes agreed to waive any default resulting solely from the non-payment of interest due for the period from June 30 to December 31, 2000. The Company continues to be in default of the financial covenants contained in, and interest payment obligations under, the note and warrant purchase agreement. Although the note holders have not expressed their intent to accelerate the maturity of these borrowings, they retain the right to do so. Because of the foregoing, the Company has classified these obligations as current liabilities in the accompanying unaudited consolidated balance sheets as of July 1 and December 30, 2000.

       As part of the Blair Transaction, the Company proposed to refinance the Subordinated Notes with Replacement Notes and later, Junior Cumulative Preferred Stock. Subsequent to the termination of the Blair Transaction, the Company has held discussions with certain of the Subordinated Note holders. The Company can provide no assurances that it will reach an agreement with the holders of the Subordinated Notes regarding its proposed Restructuring Plan.

       The Subordinated Notes were issued with detachable warrants that enable the holder to purchase up to 534,873 common shares at $7.54 per share. The warrants are exercisable immediately and expire in 2006. The holders of the warrants or warrant shares also have put options. The put options allow the holder to put up to 1/3 of the warrants or warrant shares each year at fair market value beginning in year five and expiring in year ten. At the date of issuance, the fair value of the warrants was $1,733,000 based on the Black-Scholes valuation model. The fair value of the warrants was recorded as a liability and a corresponding amount was recorded as a discount on the Subordinated Notes. The discount is being amortized over the seven-year term of the Subordinated Notes as additional interest expense. During the six months ended December 30, 2000, the Company adjusted the fair value of the warrant put option from $348,000 at July 1, 2000 to $16,000 and recorded a gain of $332,000 as other income in the statement of operations.

European Credit Facility

       The Company has a senior credit facility (the "European Credit Facility") with ABN-AMRO and ING Bank (the "European Senior Lenders") with a principal balance of 22.5 million Dutch guilders ("NLG"), or approximately $9.6 million (translated at the December 30, 2000 NLG/USD exchange rate), outstanding as of December 30, 2000. The Company has pledged the shares of its operating subsidiary, Welna B.V., as collateral for the facility.

       The agreement for the European Credit Facility stipulates financial covenants requiring the Company's European operations to maintain specified levels of tangible net worth, maximum leverage ratio, and minimum interest coverage and debt service coverage ratios. Beginning on July 1, 2000 and subsequent thereto, the Company was not in compliance with these covenants. The Company requested but did not receive a waiver of certain of its violations of the financial covenants of the credit agreement. The Company did not make quarterly principal payments of NLG 625,000 ($267,048) due on October 1, 2000 and January 1, 2001 (a total of NLG 1,250,000 or $534,096). Beginning on July 1, 2000, the Company stopped making interest payments on the borrowings outstanding under the European Credit Facility. Total unpaid interest was approximately NLG 764,000 or $307,000 at December 30, 2000.

       The Company negotiated with the European Senior Lenders to amend the terms and conditions of the facility but was unable to reach an agreement for such an amendment. The European Senior Lenders sent the Company a written notice demanding repayment of all outstanding borrowings under the European Credit Facility unless satisfactory arrangements for new capital were provided before March 1, 2001. The Company held discussions with the European Senior Lenders and obtained an extension of this repayment demand until April 1, 2001. In the event the Company is unable to repay the amount of the outstanding borrowings, the European Senior Lenders, as provided in the credit agreement covering the European Credit Facility, have the right to appoint an investment bank to sell the shares of Welna B.V. pledged as collateral. In exchange for the extension to April 1, 2001 granted by the European Senior Lenders, the Company committed to retain financial advisors to explore various alternatives that may be available to the Company. The Company has agreed to provide its European Senior Lenders with valuations of the Company's European operations prepared by the Company's financial advisors and to explore financial alternatives and potential third party transactions such as obtaining equity financing, sale or merger of the Company's European operations or divestiture of certain business units. The Company can provide no assurance that it will reach an agreement with any third parties or the European Senior Lenders with regard to any such financial alternatives or third party transactions. Because of the foregoing, the outstanding amount of this obligation is classified as current liabilities in the unaudited consolidated balance sheets as of July 1 and December 30, 2000.

European Five Year Term Loan

       In June 1999, as part of a NLG 40 million ($15.9 million) credit facility granted by ABN-AMRO, the Company assumed an existing NLG 5 million, five year term loan (the "European Five Year Term Loan") with an outstanding principal balance of NLG 2,500,000 ($1,161,000 at July 3, 1999). The loan was payable in NLG 500,000 ($213,639 at the December 30, 2000 NLG/USD exchange rate) semi-annual installments with the final payment due on September 1, 2001. The outstanding principal amount of this loan was NLG 1,500,000 ($640,916) at December 30, 2000.

       The credit agreement for the loan contains a covenant specifying a minimum level of tangible net worth to be maintained by the Company's European operations. At July 1, 2000, the Company was not in compliance with this covenant. The Company has requested, but as of February 10, 2001, has not received a waiver for this covenant violation from the lender. On September 1, 2000, the Company failed to make a required semi-annual principal payment of NLG 500,000 ($213,639). Because of the foregoing, this obligation is classified as current liabilities in the unaudited consolidated balance sheets as of July 1 and December 30, 2000.

       In February 2001, the Company and the lender agreed to an amendment to the credit agreement wherein two subsidiaries of Welna B.V. were added as parties to the agreement, the maturity date of the loan was extended to September 1, 2002, required principal payments were deferred until September 1, 2001 and the minimum level of tangible net worth covenant was modified.

European Term Loan

       On November 30, 1999, the Company entered into an agreement with ING Bank for a NLG 6,000,000 ($2,564,000) term loan (the "European Term Loan") to finance the acquisition of HP Valves Oldenzaal B.V. ("HP Valves"). The term loan was payable in sixteen quarterly installments of NLG 375,000 ($160,229) beginning on April 1, 2000 with the final repayment due on January 1, 2004. At December 30, 2000, the Company owed NLG 5,250,000 ($2,243,000) of outstanding principal on the term loan. The assets of HP Valves secure the term loan.

       The Company failed to make the NLG 375,000 ($160,229) quarterly principal payments due on October 1, 2000 and January 1, 2001 (a total of NLG 750,000, or $320,458). Because the lender has the right to accelerate the maturity of these borrowings, the outstanding amount of this loan has been classified as current liabilities in the unaudited consolidated balance sheet as of December 30, 2000. The Company held discussions with the lender under the European Term Loan and reached an informal agreement for the deferral of principal payments until fiscal 2002.

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

       In connection with an amendment to the Domestic Credit Facility on February 24, 2000, the Company issued warrants to its Domestic Senior Lenders entitling them to the right to purchase up to 1,000,000 shares at a price of $0.01 per share. Beginning on July 31, 2000, and until December 31, 2000, a portion of the warrants became exercisable on the last day of each month in which the required equity financing stipulated in the amendment was not obtained.

       Until November 30, 2000, the Company and the Domestic Senior Lenders had a forbearance agreement in effect (see Note 11). Included in the terms of the forbearance agreement was the deferral of the Domestic Senior Lender's right to exercise their warrants to purchase the Company's common stock for the periods ended July 31 through November 30, 2000. As discussed in Note 11, the forbearance agreement was canceled on November 30, 2000. As of February 12, 2001, the Domestic Senior Lenders had not exercised any of the warrants held and the Company has not received any notice from the Domestic Senior Lenders expressing their intention to exercise the warrants. The Company recognized a $140,000 charge for the fair value of the warrants on the date the warrants became exercisable which is included as part of Other Income in its unaudited consolidated statements of operations for the three months and six months ended December 30, 2000.

13. ASSETS HELD FOR SALE

       During the three months ended December 30, 2000, the Company adopted a plan to dispose of the assets of SEFCO, Inc., which is part of its Plasticon Fluid Systems business segment. Accordingly, the Company recorded an impairment charge of $5.2 million to reduce the carrying value of the net assets of SEFCO, Inc. to its net realizable value and reclassified the assets and liabilities as Assets Held for Sale in its unaudited consolidated balance sheet as of December 30, 2000.

       During the six months ended December 30, 2000, the Company disposed of the assets and liabilities of B.V. van Delden, which was part of its Hanwel Europe business segment, and recorded an impairment charge of $1.0 million to reduce the carrying value of its net assets to net realizable value.

14. COMMITMENTS AND CONTINGENCIES

       The Company utilizes fiberglass, resin and steel as the primary raw materials in its production processes. Fiberglass is occasionally in short supply and subject to price fluctuations in response to market demands. The Company had a supply agreement with a major supplier, which required two of the Company's subsidiaries, Containment Solutions and Ershigs, to make certain minimum volume purchases for the calendar years ended December 31, 1999 and 2000. At the expiration of the supply agreement on December 31, 2000, the Company and the major supplier executed a revised purchase agreement that eliminated the Company's commitment for minimum volume purchases. In addition, the Company continues to negotiate with other vendors to ensure a continued supply of fiberglass to meet the Company's production needs. The Company is also a significant purchaser of resin and steel. The Company does not depend upon any single supplier or source for steel or resin requirements.

       The Company has not encountered any significant difficulty to date in obtaining raw materials in sufficient quantities to support its operations at current or expected near-term future levels. However, any disruption in raw material supply or abrupt increases in raw material prices could have an adverse effect on the Company's operations.

       The Company and its subsidiaries are, from time to time, subject to various lawsuits and claims and other actions arising out of the normal course of business. The Company is also subject to contingencies pursuant to environmental laws and regulations that in the future may require the Company to take action to correct the effects on the environment of prior manufacturing and waste disposal practices. Accrued environmental liabilities at December 30, 2000 were $321,000 and, in management's opinion, such accruals are appropriate based on existing facts and circumstances. Under more adverse circumstances, however, this potential liability could be higher. Current year expenditures were not material.

       While the effect on future results of the items noted above is not subject to reasonable estimation because considerable uncertainty exists, in the opinion of management, the ultimate liabilities resulting from such claims will not materially affect the consolidated financial position, results of operations or cash flows of the Company.

15. SEGMENT DATA

       The following is a summary of the industry segment data for the six months ended January 1, 2000 and December 30, 2000 (in thousands):

                                                                                         Operating
                                                              Net Revenues              Income (Loss)
                                                              ------------              -------------
    Six months ended January 1, 2000:
         Containment Solutions                                  $    31,954                  $     2,241
         Plasticon Fluid Systems                                     33,186                        1,381
         Plasticon Europe                                            20,358                         (832)
         Hanwel Europe                                               12,423                        1,274
         Corporate                                                        -                       (2,095)
                                                                -----------                  ------------
         Consolidated                                           $    97,921                  $     1,969
                                                                ===========                  ===========

    Six months ended December 30, 2000:
         Containment Solutions                                  $    30,168                  $     1,289
         Plasticon Fluid Systems                                     38,733                       (3,272)
         Plasticon Europe                                            20,067                         (444)
         Hanwel Europe                                               10,230                           88
         Corporate                                                        -                       (1,973)
                                                                -----------                  -----------
         Consolidated                                           $    99,198                  $    (4,312)
                                                                ===========                  ===========

       Operating income reconciles to income (loss) before taxes as shown on the consolidated statements of operations as follows (in thousands):



                                                            Six Months Ended            Six Months Ended
                                                             January 1, 2000            December 30, 2000
                                                            ----------------            -----------------
    Total segment operating income (loss)                       $     1,969                  $    (4,312)
    Interest expense                                                  4,220                        5,629
    Interest income                                                    (170)                         (37)
    Other income, net                                                (1,329)                        (229)
                                                                -----------                  ------------
    Loss before income taxes                                    $      (752)                 $    (9,675)
                                                                ===========                  ============


16. SEASONALITY

       The Company's operating results are affected by the annual construction season slowdown resulting from winter weather especially in the period December through March. The underground fiberglass tank products are especially impacted during the winter months.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

       Denali Incorporated is a provider of products and services for handling critical fluids, which are liquids, liquid mixtures, and slurries that are economically valuable or potentially hazardous to the environment. We manufacture fiberglass-composite underground storage tanks ("USTs"); steel aboveground storage tanks ("ASTs"); and engineered fiberglass-reinforced plastic-composite ("FRP") products for corrosion-resistant applications.

       We operate in four business segments described as follows:

CONTAINMENT PRODUCTS GROUP - "CONTAINMENT SOLUTIONS"

       The Containment Products Group ("Containment Solutions") specializes in the manufacture of fiberglass composite USTs and steel ASTs, primarily for petroleum storage. We market our products under the Containment Solutions tradename.

ENGINEERED PRODUCTS GROUP - "PLASTICON FLUID SYSTEMS"

       Through our Engineered Products Group ("Plasticon Fluid Systems" or "PFS"), we provide engineered containment and material solutions to a variety of industries, including chemical process, pulp and paper, power, and water and wastewater. PFS markets its engineered FRP products under the Ershigs, Fibercast and Belco tradenames, and we believe that it is a leading domestic provider of engineered FRP products for corrosion-resistant applications. In addition, SEFCO, Inc., a PFS company ("SEFCO"), is an integrated manufacturer of engineered field-erected steel tanks and accessories for use in the water and wastewater, agrochemical and petroleum industries. Plasti-Fab, Inc., another PFS company ("Plasti-Fab"), is a manufacturer of FRP gates, metered manholes, shelters, flumes and systems for use in the water and wastewater industries. The PFS group focuses its operations on complex projects, where custom engineering and special manufacturing expertise are critical.

       In September 1999, we acquired 67.5% of the issued and outstanding stock of Manantial Chile S.A. ("Manantial"), a company that designs, equips, installs and commissions industrial and municipal water and wastewater treatment plants and systems in Chile.

PLASTICON EUROPE

       Our Plasticon Europe business segment designs, manufactures and installs FRP products including storage and transport tanks, vessels and piping systems for corrosion-resistant applications. Plasticon Europe is similar to PFS in terms of both its markets and products. Plasticon Europe's principal manufacturing locations are in The Netherlands, Poland, the United Kingdom, France and Germany.

HANWEL EUROPE

       Hanwel Europe is a distribution operation that specializes in high quality products and engineered systems for power generation, water treatment, and paper and chemical processing industries.

       In November 1999, Welna, B.V. acquired HP Valves Oldenzaal B.V. ("HP Valves"), a manufacturer of medium and high-pressure valves, which is included as part of Hanwel Europe.

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

       During fiscal 2000, we experienced a greater than expected downturn in the underground storage tank market. Additionally, in Europe, capital spending in the petrochemical and chemical processing industry declined significantly resulting in reduced demand for our products in those markets. In the underground storage tank market during the first half of fiscal 2001, the fiberglass composite UST component has stabilized at the fiscal 2000 levels. However, in the steel UST and AST market, competitive pressures have increased, resulting in lower revenues and margins. In Europe, conditions are improving modestly in the petrochemical and chemical processing industry. Activity in the power generation, water, wastewater, microelectronics and oil and gas sectors have shown significant increases and contributed to improved results for PFS. Offsetting these increases in PFS's activity in the first half of fiscal 2001 is a downturn in the domestic chemical and petrochemical markets, primarily affecting Fibercast Company, a PFS company ("Fibercast").

       This section should be read in conjunction with our consolidated financial statements included elsewhere.

       The following table sets forth certain operating statement information for each of the Company's business segments for each of the periods presented.



                                        Three Months Ended               Six Months Ended
                                     January 1,   December 30,        January 1,    December 30,
                                       2000          2000               2000            2000
                                     ----------   ------------        ----------    ------------
Net revenues:
Containment Solutions................ $ 15,233     $ 14,357           $ 31,954      $ 30,168
Plasticon Fluid Systems..............   16,691       19,107             33,186        38,733
Plasticon Europe.....................   11,209        9,692             20,358        20,067
Hanwel Europe........................    6,422        4,658             12,423        10,230
                                      --------     --------           --------      --------
  Total net revenues................. $ 49,555     $ 47,814           $ 97,921      $ 99,198
                                      ========     ========           ========      ========
Cost of revenues:
Containment Solutions................ $ 11,800     $ 11,784           $ 24,309      $ 24,227
Plasticon Fluid Systems..............   13,101       14,831             25,894        30,568
Plasticon Europe.....................    8,436        7,565             15,214        15,749
Hanwel Europe........................    4,204        3,091              8,124         6,817
                                      --------     --------           --------      --------
  Total cost of revenues............. $ 37,541     $ 37,271           $ 73,541      $ 77,361
                                      ========     ========           ========      ========




                                                          Three Months Ended                Six Months Ended
                                                     ----------------------------      ----------------------------
                                                      January 1,     December 30,         January 1,  December 30,
                                                        2000              2000             2000           2000
                                                     -----------     ------------      -----------   --------------
     SG&A:
       Containment Solutions................         $   2,387         $   2,303        $   4,904         $   4,652
       Plasticon Fluid Systems..............             3,250             3,334            5,911             6,242
       Plasticon Europe.....................             2,615             2,335            4,776             4,762
       Hanwel Europe........................             1,677             1,142            3,025             2,287
       Corporate............................               784             1,389            1,304             1,973
                                                     ---------         ---------        ---------         ---------
         Total SG&A.........................         $  10,713         $  10,503        $  19,920         $  19,916
                                                     =========         =========        =========         =========
     Impairments of long-lived assets:
       Containment Solutions................         $      --         $      --        $      --         $      --
       Plasticon Fluid Systems..............                --             5,195               --             5,195
       Plasticon Europe.....................                --                --               --                --
       Hanwel Europe........................                --                --               --             1,038
       Corporate............................                --                                 --
                                                     ---------         ---------        ---------         ---------
         Total impairments..................         $      --         $   5,195        $      --         $   6,233
                                                     =========         =========        =========         =========
     Restructuring:
       Containment Solutions................         $      --         $      --        $     500         $      --
       Plasticon Fluid Systems..............                --                --               --                --
       Plasticon Europe.....................               300                --            1,200                --
       Hanwel Europe........................                --                --               --                --
       Corporate............................               791                --              791                --
                                                     ---------         ---------        ---------         ---------
         Total restructuring................         $   1,091         $      --        $   2,491         $      --
                                                     =========         =========        =========         =========
     Operating income (loss):
       Containment Solutions................         $   1,046         $     270        $   2,241         $   1,289
       Plasticon Fluid Systems..............               340            (4,253)           1,381            (3,272)
       Plasticon Europe.....................              (142)             (208)            (832)             (444)
       Hanwel Europe........................               541               425            1,274                88
       Corporate............................            (1,575)           (1,389)          (2,095)           (1,973)
                                                     ---------         ----------       ---------         ----------
         Total operating income (loss)......         $     210         $  (5,155)       $   1,969         $  (4,312)
                                                     =========         =========        =========         =========

Three months ended December 30, 2000 compared with three months ended January 1, 2000

       The inclusion of acquired companies and exclusion of disposed companies did not significantly affect our results of operations for the three months ended December 30, 2000. The results for Manantial and HP Valves were included from their dates of acquisition, September 1999 and November 1999, respectively.

       Net Revenues. Consolidated net revenues for the three months ended December 30, 2000 were $47.8 million compared to $49.6 million for the three months ended January 1, 2000, a decrease of $1.8 million, or 3%. The decrease in net revenues is due to decreases for Containment Solutions, Plasticon Europe and Hanwel Europe of $0.9 million, $1.5 million and $1.8 million, respectively. Higher net revenues for Plasticon Fluid Systems offset these decreases in net revenues by $2.4 million.

       Net revenues for the three months ended December 30, 2000 would have been $2.8 million higher if foreign currency denominated net revenues (primarily Plasticon Europe and Hanwel Europe) were translated at the exchange rate used for the three months ended January 1, 2000. The reduction in the U.S. dollar value of foreign net revenues in the second quarter of fiscal 2001 is a result of the weakening of the exchange rate between the Dutch guilder, the functional currency of Plasticon Europe and Hanwel Europe, and the U.S. dollar.

     Net revenues for Containment Solutions declined to $14.4 million for the three months ended December 30, 2000 compared with $15.2 million for the three months ended January 1, 2000, a decrease of $0.8 million, or 5%. The decrease in net revenues is due to pricing pressures resulting from increased competition in Containment Solutions' steel tank product line.

       Plasticon Fluid Systems' net revenues rose $2.4 million, or 14%, for the three months ended December 30, 2000 compared with the three months ended January 1, 2000. The increase is primarily attributable to $3.7 million, $0.6 million and $0.2 million in higher net revenues for Ershigs, Inc., a PFS company ("Ershigs"), Belco Manufacturing Company, Inc. ("Belco") and SEFCO, respectively. Offsetting these increases was a $2.1 million decrease in net revenues for Fibercast.

       Ershigs benefited from a fabrication project associated with the construction of a fiber optic manufacturing facility. We expect revenues associated with this project to continue through the remainder of fiscal 2001. SEFCO continues to experience an increased level of activity related to its municipal water and wastewater customers. In fiscal 2000, SEFCO refocused its business to concentrate on the municipal markets and during the second quarter of fiscal 2001 experienced greater success in securing new projects in those markets. Belco benefited from increased activity in the oil and gas exploration and production sector, which represents a significant portion of its customer base. Fibercast's primary market is the chemical and petrochemical sector and this market has experienced a significant downturn. Additionally, for the three months ended January 1, 2000, Fibercast had revenues from a contract to supply pipe for a large project that was completed in the third quarter of fiscal 2000. Fibercast was unable to obtain new contracts in the second quarter of fiscal 2001 to compensate for this reduction of revenues.

       For the three months ended December 30, 2000, Plasticon Europe's net revenues decreased by $1.5 million, or 13%, to $9.7 million compared with $11.2 million of net revenues for the three months ended January 1, 2000. If Plasticon Europe's net revenues, all of which were denominated in foreign currency, were translated at the average exchange rate used for the three months ended January 1, 2000 its net revenues would have been $0.4 million higher. Plasticon Europe's local currency revenues have benefited from a slight increase in activity by its chemical and petrochemical industry customers.

       Net revenues of Hanwel Europe for the three months ended December 30, 2000 were $4.7 million, down $1.7 million, or 27% from $6.4 million for the three-month period ended January 1, 2000. The decrease is partly due to the effects of a stronger U.S. dollar. Hanwel Europe's net revenues for the three months ended December 30, 2000 would have been $0.9 million higher if translated using the average exchange rate for the three months ended January 1, 2000. The disposal of one of Hanwel Europe's distribution companies in fiscal 2000 and lower sales in one of its product lines during the second quarter of fiscal 2001 account for the remainder of the decrease in net revenues.

       Cost of Revenues. Consolidated cost of revenues decreased $0.3 million, or 1%, for the three months ended December 30, 2000 compared with the three months ended January 1, 2000. Lower cost of revenues for Plasticon Europe and Hanwel Europe account for $0.8 million and $1.1 million of the decrease, respectively. Offsetting these decreases was a $1.7 million increase in cost of revenues for Plasticon Fluid Systems.

       Consolidated gross margin decreased by $1.5 million. Consolidated gross margin as a percentage of net revenues declined to 22% for the three months ended December 30, 2000 compared with 24% for the three months ended January 1, 2000, a decrease of 8%. Decreases in gross margins for Containment Solutions, Plasticon Europe and Hanwel Europe were $0.9 million, $0.6 million and $0.7 million, respectively. These decreases were offset by a $0.7 million increase in gross margin at Plasticon Fluid Systems.

       Cost of revenues for Containment Solutions was unchanged for the three months ended December 30, 2000 compared with the three months ended January 1, 2000. Gross margin declined by $0.9 million. As a percentage of net revenues, Containment Solutions' gross margin decreased 22% to 18% for the three months ended December 30, 2000 compared with 23% for the three months ended January 1, 2000. The decrease in margin is mainly due to pricing pressures resulting from increased competition in the steel tank product line.

       Plasticon Fluid Systems' cost of revenues increased by $1.7 million, or 13%, for the three months ended December 30, 2000 compared with the three months ended January 1, 2000. Higher levels of activity at Ershigs, Belco and SEFCO accounted for $2.1 million, $0.4 million and $0.2 million of the increase, respectively. Fibercast had a decrease in cost of revenues of $0.9 million that offset these increases. Plasticon Fluid Systems' gross margin increased $0.7 million. As a percentage of net revenues, Plasticon Fluid System's gross margin remained unchanged.

       The increase in Ershigs' cost of revenues is due to higher activity. Ershigs significantly improved its execution on projects for the three months ended December 30, 2000 compared with the three months ended January 1, 2000, and as a result, its gross margin increased by $1.6 million. As a percentage of net revenues, gross margin improved by 109% to 23% for the three months ended December 30, 2000 compared to 11% for the three months ended January 1, 2000. The change is due to the impact of cost overruns on a large project underway during the three months ended January 1, 2000.

       Cost of revenues for Belco increased due to higher activity and net revenues from its customers in the oil and gas sector. Gross margin showed a $0.1 million improvement in the three months ended December 30, 2000 when compared with the three months ended January 1, 2000. SEFCO's cost of revenues increased due to higher activity and its gross margin increased by $0.1 million for the three months ended December 30, 2000 compared with the three months ended January 1, 2000.

       Fibercast's cost of revenues decreased due to lower activity as noted in the discussion of net revenues above. Gross margin decreased by $1.1 million, partially offsetting the increase in gross margins at Ershigs, Belco and SEFCO.

       Plasticon Europe's cost of revenues decreased by $0.9 million, or 11%, for the three months ended December 30, 2000 compared with the three months ended January 1, 2000. The decrease is due to the effect of currency translation noted above. If Plasticon Europe's cost of revenues were translated at the average exchange rate for the three months ended January 1, 2000, its cost of revenues would have been $0.6 million higher. The increase is attributable to an increase in activity. Gross margin for the three months ended December 30, 2000 declined by $0.6 million when compared with the three months ended January 1, 2000. Gross margin as a percentage of net revenues decreased by 12% to 22% for the three months ended December 30, 2000 compared with 25% for the three months ended January 1, 2000. The decreases are due to a mix of lower margin jobs in the second quarter of fiscal 2001 when compared to the same period in fiscal 2000.

       Hanwel Europe's cost of revenues decreased by $1.1 million, or 6%, to $3.1 million for the three months ended December 30, 2000 compared with $4.2 million for the three months ended January 1, 2000. The decrease is partly due to the effect of foreign currency translation. If Hanwel Europe's cost of revenues were translated at the average exchange rate for the three months ended January 1, 2000, its cost of revenues would have been $0.6 million higher. The remainder of the decrease is due to dispositions and declines in activity as noted above.

       Selling, general and administrative expense. Consolidated selling, general and administrative expense ("SG&A") for the three months ended December 30, 2000, was $10.5 million, $0.2 million or 2% lower than SG&A for the three months ended January 1, 2000 of $10.7 million. Plasticon Europe and Hanwel Europe had decreases in SG&A of $0.3 million and $0.5 million, respectively. These decreases were offset by a $0.6 million increase in Corporate SG&A.

       Plasticon Europe's SG&A for the three months ended December 30, 2000 decreased by $0.3 million, or 11% to $2.3 million compared with $2.6 million for the three months ended January 1, 2000. The decrease is primarily due to the effect of currency translation. If Plasticon Europe's SG&A was translated at the average exchange rate for the three months ended January 1, 2000, its SG&A would have been $0.5 million higher.

       Hanwel Europe's SG&A decreased by $0.5 million, or 29%, to $1.1 million for the three months ended December 30, 2000 compared with $1.7 million for the three months ended January 1, 2000. The decrease is partly due to the effect of foreign currency translation. If Hanwel Europe's SG&A were translated at the average exchange rate for the three months ended January 1, 2000, its SG&A would have been $0.2 million higher. The remainder of the decrease is due to the effect of dispositions and cost reduction initiatives undertaken in the second quarter of fiscal 2000.

       Corporate SG&A increased by $0.6 million, or 75% to $1.4 million for the three months ended December 30, 2000 compared with $0.8 million for the three months ended January 1, 2000. During the three month period ended December 30, 2000, the Company charged to expense professional fees of $0.5 million related to the Blair Transaction and $0.3 million in professional fees related to its Restructuring Plan, a total of $0.8 million. These increases were offset by the effect of the Company's cost reduction initiatives undertaken in the second quarter of fiscal 2000.

       Impairment of Long-lived Assets. For the three months ended December 30, 2000, Plasticon Fluid Systems recorded an impairment charge of $5.2 million to reduce the carrying value of the net assets of SEFCO to its net realizable value upon the Company's determination to sell the subsidiary. We reclassified this amount as Assets Held for Sale in our unaudited consolidated balance sheet as of December 30, 2000. SEFCO is a manufacturer of engineered field-erected aboveground steel tanks we acquired in October 1997.

       Restructuring. The following is an analysis of the restructuring reserves and cash outlays from September 30, 2000 to December 30, 2000:


                                                     Employee           Disposal
                                                    Separations          Costs             Total
                                                    -----------         --------       -----------
                                                                     (In thousands)
                                                                                              <
     Restructuring charges:
     Balance at September 30, 2000                   $       531       $        --      $       531
       Fiscal 2001 cash outlays                             (109)               --             (109)
       Currency translation and other                       (180)               --             (180)
                                                     ------------      -----------      ------------
     Balance at December 30, 2000                    $       242       $        --      $       242
                                                     ===========       ===========      ===========


       The Company made cash payments totaling $109,000 to two employees whose services were terminated during the first three months of fiscal 2001. The cash payments made related to restructuring reserves recognized in fiscal 2000. The Company expects to disburse the remaining amount reserved during fiscal year 2001.

       Interest Expense. Consolidated interest expense increased by $0.8 million, or 38%, to $2.9 million for the three months ended December 30, 2000 compared with $2.1 million for the three months ended January 1, 2000. The increase is due to higher interest rates, which includes default interest.

       Other Income, Net. Other Income, on a consolidated basis, decreased by $0.3 million for the three months ended December 30, 2000 compared with the three month period ended January 1, 2000. The decrease is primarily due to the effect of recognizing a lower amount in income for the revaluation of the Company's put option liability for the warrants issued to the holders of its Subordinated Notes.

       Net Loss. Due to the factors noted above, the Company's net loss increased by $7.1 million to $8.1 million for the three month period ended December 30, 2000 compared with a net loss of $1.0 million for the three month period ended January 1, 2000.

Six months ended December 30, 2000 compared with six months ended
January 1, 2000

       The inclusion of acquired companies and exclusion of disposed companies did not significantly affect our results of operations for the six months ended December 30, 2000. The results for Manantial and HP Valves were included from their dates of acquisition, September 1999 and November 1999, respectively.

       Net Revenues. Consolidated net revenues for the six months ended December 30, 2000 were $99.2 million compared to $97.9 million for the six months ended January 1, 2000, an increase of $1.3 million, or 1%. The increase in net revenues is due to higher net revenues for Plasticon Fluid Systems of $5.5 million. Lower net revenues for Containment Solutions, Plasticon Europe and Hanwel Europe offset the increase in net revenues by $1.7 million, $0.3 million and $2.2 million, respectively.

       Net revenues for the six months ended December 30, 2000 would have been $5.3 million higher if foreign currency denominated net revenues (primarily Plasticon Europe and Hanwel Europe) were translated at the exchange rate used for the six months ended January 1, 2000. The reduction in the U.S. dollar value of foreign net revenues in the first six months of fiscal 2001 is a result of the weakening of the exchange rate between the Dutch guilder, the functional currency of Plasticon Europe and Hanwel Europe, and the U.S. dollar.

       Net revenues for Containment Solutions declined to $30.2 million for the six months ended December 30, 2000 compared with $32.0 million for the six months ended January 1, 2000, a decrease of $1.8 million, or 6%. The decrease in net revenues is due to pricing pressures resulting from increased competition in Containment Solutions' steel tank product line.

       Plasticon Fluid Systems' net revenues rose $5.5 million, or 15%, for the six months ended December 30, 2000 compared with the six months ended January 1, 2000. The increase is primarily attributable to $6.3 million, $1.0 million and $0.7 million in higher net revenues for Ershigs, Belco and SEFCO, respectively. Fibercast had a decrease in net revenues of $2.7 million that offset these increases.

       Ershigs benefited from a fabrication project associated with the construction of a fiber optic manufacturing facility. We expect revenues associated with this project to continue through the remainder of fiscal 2001. Belco benefited from higher activity by its customers in the oil and gas industry in the first six months of fiscal 2001. SEFCO had an increased level of activity related to its municipal water and wastewater customers. In fiscal 2000, SEFCO refocused its business to concentrate on the municipal markets. During the first six months of fiscal 2001, SEFCO experienced greater success in securing new projects in those markets. A slowdown in the petrochemical and chemical industry had a significant negative effect on Fibercast's net revenues for the six months ended December 30, 2000 compared with the six months ended January 1, 2000. Additionally, for the six months ended January 1, 2000, Fibercast had revenues related to a contract to supply pipe for a large project that was completed in the third quarter of fiscal 2000. Fibercast was unable to obtain new contracts during first half of fiscal 2001 to compensate for this reduction in revenues.

       For the six months ended December 30, 2000, Plasticon Europe's net revenues decreased by $0.3 million, or 1%, to $20.1 million compared with $20.4 million in net revenues for the six months ended January 1, 2000. Exchange rate fluctuations account for the decrease in net revenues. If Plasticon Europe's net revenues, all of which were denominated in foreign currency, were translated using the average exchange rate for the six months ended January 1, 2000 net revenues would have increased by $3.2 million. Capital expenditures made by Plasticon Europe's customers in the chemical and petrochemical industries increased during the first half of fiscal 2001, resulting in increased revenue for Plasticon Europe.

       Net revenues of Hanwel Europe for the six months ended December 30, 2000 were $10.2 million, down $2.2 million, or 18% from $12.4 million for the six month period ended January 1, 2000. The decrease is primarily due to the effects of a stronger U.S. dollar. Hanwel Europe's net revenues for the six months ended December 30, 2000 would have been $1.8 million higher if translated using the average exchange rate for the six months ended January 1, 2000. The disposal of one of Hanwel Europe's distribution companies in fiscal 2000 and lower sales in one of its product lines in the first six months of fiscal 2001 account for the remainder of the decrease in net revenues.

       Cost of Revenues. Consolidated cost of revenues rose $3.8 million, or 5%, for the six months ended December 30, 2000 compared with the six months ended January 1, 2000. Higher cost of revenues for Plasticon Fluid Systems and Plasticon Europe account for $4.7 million and $0.5 million of the increase, respectively. These increases were offset by decreases of $0.1 million and $1.3 million for Containment Solutions and Hanwel Europe, respectively.

       Consolidated gross margin decreased by $2.5 million. Consolidated gross margin as a percentage of net revenues declined to 22% for the six months ended December 30, 2000 compared with 25% for the six months ended January 1, 2000, a decrease of 12%. Decreases in gross margins for Containment Solutions, Plasticon Europe and Hanwel Europe were $1.7 million, $0.8 million and $0.9 million, respectively. An increase in Plasticon Fluid System's gross margin of $0.9 million offset these decreases.

       Cost of revenues for Containment Solutions decreased by $0.1 million, less than 1%, for the six months ended December 30, 2000 compared with the six months ended January 1, 2000. The decrease is attributable to the decrease in revenues noted above. Gross margin declined by $1.7 million. As a percentage of net revenues, Containment Solutions' gross margin decreased 17% to 20% for the six months ended December 30, 2000 compared with 24% for the six months ended January 1, 2000. The decrease in margins is mainly due to pricing pressures resulting from increased competition in the steel tank product line.

       Plasticon Fluid Systems' cost of revenues increased by $4.7 million, or 18%, for the six months ended December 30, 2000 compared with the six months ended January 1, 2000. Higher levels of activity at Ershigs, Belco and SEFCO accounted for $4.8 million, $0.7 million and $0.5 million of the increase, respectively. A decrease in Fibercast's cost of revenues of $1.3 million offset these increases. Plasticon Fluid Systems' gross margin increased $0.9 million, primarily due to improved performance at Ershigs. As a percentage of net revenues, Plasticon Fluid Systems' gross margin fell 5% to 21% for the six months ended December 30, 2000 compared with 22% for the six months ended January 1, 2000.

       The increase in Ershigs' cost of revenues is due to higher activity. Because of improvements in project execution for the three months ended December 30, 2000, Ershigs' gross margin increased by $1.5 million for the six months ended December 30, 2000 when compared with the six months ended January 1, 2000.

       Plasticon Europe's cost of revenues increased by $0.5 million, or 4%, for the six months ended December 30, 2000 compared with the six months ended January 1, 2000. Exchange rate fluctuations significantly affected the amount of the increase in U.S. dollars. If Plasticon Europe's cost of revenues were translated at the average exchange rate for the six months ended January 1, 2000 cost of revenues would have increased by $3.3 million. The increase is attributable to higher net revenues from an increase in activity. Gross margin for the six months ended December 30, 2000 fell by $0.8 million when compared with the six months ended January 1, 2000. Gross margin as a percentage of net revenues decreased by 12% to 22% for the six months ended December 30, 2000 compared with 25% for the six months ended January 1, 2000. The decreases are due to a mix of lower margin jobs in the first six months of fiscal 2001 when compared to the same period in fiscal 2000.

       Hanwel Europe's cost of revenues decreased by $1.3 million, or 16%, to $6.8 million for the six months ended December 30, 2000 compared with $8.1 million for the six months ended January 1, 2000. The decrease is primarily due to the effects of a stronger U.S. dollar. If Hanwel Europe's cost of revenues were translated at the average exchange rate for the three months ended January 1, 2000, its cost of revenues would have been $1.2 million higher. The remainder of the decrease is due to the effect of dispositions and declines in activity as noted above.

       Impairment of Long-lived Assets. For the three months ended September 30, 2000, Hanwel Europe recorded an impairment charge of $1.0 million to reduce the carrying value of the goodwill related to B.V. van Delden, an electronic components distributor acquired in May 1997, to an amount equal to its estimated net realizable value upon the Company's determination to sell the subsidiary.

       For the three months ended December 30, 2000, Plasticon Fluid Systems recorded an impairment charge of $5.2 million to reduce the carrying value of the net assets of SEFCO to its net realizable value upon the Company's determination to sell the subsidiary. We reclassified this amount as Assets Held for Sale in our unaudited consolidated balance sheet as of December 30, 2000. SEFCO is a manufacturer of engineered field-erected aboveground steel tanks we acquired in October 1997.

       Restructuring. The following is an analysis of the restructuring reserves and cash outlays from July 1, 2000 to December 30, 2000:



                                                      Employee         Disposal
                                                    Separations          Costs            Total
                                                    -----------       -----------      -----------
                                                                        (In thousands)
     Restructuring charges:
     Balance at July 1, 2000                         $     1,227       $       116      $     1,343
       Fiscal 2001 cash outlays                             (901)             (116)          (1,017)
       Currency translation                                  (84)               --              (84)
                                                     ------------      -----------      ------------
     Balance at December 30, 2000                    $       242       $        --      $       242
                                                     ===========       ===========      ===========


       The Company made cash payments totaling $901,000 to 19 employees whose services were terminated and $116,000 for disposal costs during the first six months of fiscal 2001. The cash payments made related to restructuring reserves recognized in fiscal 2000. The Company expects to disburse the remaining amount reserved during fiscal year 2001.

       Interest Expense. Consolidated interest expense increased by $1.4 million, or 33%, to $5.6 million for the six months ended December 30, 2000 compared with $4.2 million for the six months ended January 1, 2000. The increase is due to higher interest rates, which includes default interest.

       Other Income, Net. Other income, on a consolidated basis, decreased by $1.0 million for the six months ended December 30, 2000 compared with the six month period ended January 1, 2000. The decrease is primarily due to the effect of recognizing a lower amount in income for the revaluation of the Company's put option liability for the warrants issued to the holders of its Subordinated Notes.

       Net Loss. Due to the factors noted above, the Company's net loss increased by $9.8 million to $10.0 million for the six month period ended December 30, 2000 compared with a net loss of $0.2 million for the six month period ended January 1, 2000.

LIQUIDITY AND CAPITAL RESOURCES

       Beginning in fiscal 2000, we have experienced liquidity problems caused by a greater than expected downturn in the underground storage tank market in the United States, adverse market developments in Europe and our significant debt burden. Consequently, we have experienced recent operating losses and significantly decreased cash flows from operations, and our liquidity has reached extremely low levels. We had to borrow under our bank facilities to cover our operating losses until our banks stopped advancing funds in December 2000. In addition to defaults on interest and principal payments, our operating losses caused us to breach the financial covenants in our credit facilities. Since then, we have financed the Company with operating cash flow and have made no interest or principal payments. With respect to our European Credit Facility, the European Senior Lenders demanded payment of all amounts outstanding under the facility before April 1, 2001. We have committed to retain financial advisors to explore various alternatives that may be available to us in order to decrease the amount of our European debt outstanding through the sale of equity securities or the merger or sale of all or part of our European operations. (See detailed discussion of credit facilities and related defaults below.)

       During the twelve months ended July 1, 2000, we implemented a reorganization plan in an effort to match our resources with current and projected demand levels. During fiscal 2001, we are pursuing further restructuring initiatives in our domestic and European operations.

       A portion of our domestic steel tank business has suffered significant margin pressures due to increased competition during the first half of fiscal 2001. In January 2001, we decided to cease operations at one of our steel tank fabrication facilities, in Lebanon, PA, effective April 1, 2001. As of February 12, 2001, we have not finalized the restructuring plan for this facility nor have we finalized our estimate of the associated restructuring provision. Revenues associated with this facility were approximately $4.6 million for the twelve months ended July 1, 2000 and $1.8 million for six months ended December 30, 2000. For the six months ended December 30, 2000, the Lebanon, PA facility had a negative gross margin of $0.1 million. Therefore, the closure of this facility would have no material effect on consolidated gross margin. We estimate that annual reductions in manufacturing costs from the closure of this facility will be approximately $3.8 million.

       In our European operations, we are making further cost reduction efforts in response to continuing over-capacity in our Plasticon Europe business segment. In January 2001, union officials and the local workers council approved our plan to close Plasticon Europe's manufacturing facility in Heerenveen, The Netherlands. Reductions in personnel were also approved for Plasticon Europe's manufacturing facility in Dinslaken, Germany. When the planned restructuring initiatives for both locations are implemented, approximately 40 manufacturing positions, or 7% of our total European operations headcount, will be eliminated. We will record an associated restructuring provision of as much as approximately $2.7 million during fiscal year 2001. The planned restructuring would have little effect on future revenues, as production would be moved to one of Plasticon Europe's remaining facilities. We estimate that annual reductions of Plasticon Europe's manufacturing costs will be approximately $1.5 million.

       In August 2000, we completed a private placement of 700,000 shares of common stock at $2.00 per share to two of the Company's founding directors.

       During calendar 2000, we pursued a private placement of equity and debt with Blair to raise additional capital and increase our liquidity. During the week of November 27, 2000, Blair advised us by written notice of its election not to pursue an investment in the Company. Subsequently, we have held discussions with the Domestic Senior Lenders, European Senior Lenders and certain of the Subordinated Note holders concerning a Restructuring Plan. In consultation with the Domestic Senior Lenders, we have engaged financial advisors in the United States, and we have made a commitment to the European Senior Lenders to hire financial advisors in Europe, in order, among other things, to analyze and evaluate various financial and strategic alternatives that may be available to us. (For more discussion, see the sections below entitled "Principal Debt Instruments" and "Restructuring Plan".)

       As of February 12, 2001, we had no availability under our Domestic Credit Facility (see Note 11) but we have been meeting our recent operating cash flow needs primarily with cash generated from improved working capital management and the suspension of required interest and principal payments on the Domestic Credit Facility, the Subordinated Notes and the European Credit Facility. In Europe, we had NLG 2.9 million ($1.2 million) in availability under our primary working capital facility as of February 12, 2001. Management believes that unless a Restructuring Plan is completed, net cash provided from these sources may not be sufficient to fund our future cash requirements. As part of our Restructuring Plan, we expect to generate additional cash flow from one or more of the following: restructuring or refinancing of debt; issuance of equity or other securities; divestitures of non-strategic assets, business units or interests therein; or merger or sale of the Company.

       At December 30, 2000, we had $5.9 million in cash. Included in the $5.9 million in cash at December 30, 2000 is $1.1 million in cash of a 90%-owned European subsidiary that is prohibited from making loans or advances to the Company. Additionally, $1.4 million in cash is held by several wholly-owned European subsidiaries that are subject to credit agreements with foreign banks that restrict payments of loans or advances to the Company by those subsidiaries.

       We are engaged in discussions with our creditors regarding the development and implementation of a Restructuring Plan to address the uncertainties described herein. However, we cannot provide any assurances that we will be successful in negotiations with our creditors or other third parties or that we will be able to obtain new financing or funds, from divestitures or otherwise, sufficient to meet our future cash requirements and continue as a going concern. We anticipate that our Restructuring Plan, regardless of the form in which it may be implemented, would likely involve substantial dilution, or potentially elimination, of the equity interest of current holders of the Company's equity securities. The Company's common stock was delisted from the NASDAQ Stock Market on October 30, 2000 and we are considering deregistration of our common stock under the Securities Exchange Act. Even if we are successful in obtaining all necessary creditor approvals with respect to a Restructuring Plan, implementation of any such plan may require additional actions with respect to the reorganization of the Company. In the absence of a financial and corporate reorganization, through bankruptcy courts or otherwise, management will not be able to implement its business plan as expressed throughout this document and its most recent annual report filed on Form 10-K. We also anticipate that financial and corporate reorganization of the Company, through bankruptcy courts or otherwise, is likely whether or not a consensual debt restructuring can be reached with our lenders and the holders of our Subordinated Notes.

Cash Flow

       The net cash provided by (used in) operating, investing and financing activities for the six months ended January 1, 2000 and December 30, 2000 is as follows (in thousands):

                                                                                  Six Months Ended
                                                                           -------------------------------
                                                                           January 1,         December 30,
                                                                              2000                2000
                                                                              ----                ----
Cash provided by (used in):
Operating activities                                                      $        100            $ 2,538
Investing activities                                                            (6,287)             1,280
Financing activities                                                             8,423               (781)

       Net cash provided by operating activities increased by $2.4 million for the six months ended December 30, 2000 compared with the six months ended January 1, 2000. The increase is primarily due to the effect of improved working capital management and suspension of interest payments on our Domestic Credit Facility, Subordinated Notes and European Credit Facility.

       Net cash provided by investing activities was $1.3 million for the six months ended December 30, 2000 compared with net cash used in investing activities of $6.3 million for the six months ended January 1, 2000, an increase of $7.6 million. The increase is due to a lower level of acquisition activity, higher proceeds from asset dispositions and lower capital expenditures. Capital expenditures totaled $0.8 million for the six months ended December 30, 2000 compared with $3.0 million for the six months ended January 1, 2000.

       Cash used in financing activities decreased approximately $9.2 million for the six months ended December 30, 2000 to $0.8 million compared with cash provided by financing activities of $8.4 million for the six months ended January 1, 2000. The decrease is due to a decrease in net borrowings of $10.6 million. The decrease in net borrowings was offset by an increase in proceeds from the issuance of common stock of $1.4 million. Net borrowings incurred during the six months ended December 30, 2000 were used for working capital needs.

Working Capital

       At December 30, 2000, the Company had negative working capital of $61.7 million compared to $60.8 million in negative working capital at July 1, 2000, a decrease of $0.9 million. The decrease is primarily due to the effect of reclassifying the current assets and liabilities of SEFCO as Assets Held for Sale, partially offset by the use of $1.4 million in proceeds from issuance of common stock to bolster the Company's liquidity.

Principal Debt Instruments

       At December 30, 2000, we had total borrowings of $101.7 million outstanding under our credit facilities and debt instruments. We are in default under the terms of our Domestic Credit Facility, Subordinated Notes and European Credit Facility.

Domestic Credit Facility

       We have a $59.6 million domestic senior credit facility (the "Domestic Credit Facility") with a group of banks led by CIBC World Markets (the "Domestic Senior Lenders") that expires on January 12, 2004. The Domestic Credit Facility is comprised of $17.3 million of term loans, $15.3 million of acquisition loans, and a revolving credit facility of $27.0 million. At December 30, 2000, we had $56.0 million in borrowings outstanding under this facility.

       The Domestic Credit Facility also provides a letter of credit facility of $1.7 million. At December 30, 2000, we had $1.7 million in letters of credit outstanding.

       The credit agreement covering the Domestic Credit Facility contains covenants requiring the maintenance of financial conditions including domestic maximum leverage, consolidated maximum leverage, domestic maximum senior leverage, consolidated maximum senior leverage, domestic minimum interest coverage, consolidated minimum interest coverage, domestic minimum fixed charge coverage and consolidated minimum fixed charge coverage ratios. We failed to comply with these covenants beginning with the calendar quarter ended December 31, 1999 and each calendar quarter thereafter. We were unable to meet the conditions necessary to obtain a waiver for the covenant violations that occurred in the calendar quarter ended December 31, 1999 and did not seek waivers for the reporting dates of March 31, June 30, September 30 and December 31, 2000.

       We ceased making scheduled interest and principal payments under the Domestic Credit Facility. Beginning on June 30, 2000 and through December 31, 2000, we failed to make required term loan facility principal payments of $750,000 at the end of each calendar quarter for a total of $2.3 million. On September 30, 2000 and December 31, 2000, we did not make required acquisition loan facility principal payments of $765,000 at the end of both calendar quarters for a total of $1.5 million. Beginning on November 30, 2000, we stopped making monthly interest payments. Total unpaid interest at December 31, 2000 was $1.7 million.

       We executed a forbearance agreement and subsequent extensions with our Domestic Senior Lenders whereby unpaid principal installments due were deferred until November 30, 2000 (the "Forbearance Period"). One of the conditions to the forbearance agreement, as extended, was the successful completion of the Blair Transaction. Upon the termination of the Blair Transaction, the Domestic Senior Lenders canceled the existing forbearance agreement and restricted the Company's ability to make additional borrowings on the Domestic Credit Facility.

       At December 31, 2000, we exceeded our available borrowing capacity under our revolving credit and letter of credit facilities and failed to prepay or otherwise reduce our borrowings by the amount of the excess, as required under the credit agreement for the Domestic Credit Facility. Aggregate extensions of credit under the revolving credit and letter of credit facilities are based on 85% of eligible accounts receivable and 50% of eligible inventory, as defined in the credit agreement. At December 31, 2000, our borrowing base was $23.7 million and revolving credit borrowings and letters of credit outstanding were $23.5 million and $1.7 million, respectively, or $25.2 million in total and $1.5 million in excess of the borrowing base. The terms of the credit agreement for the Domestic Credit Facility require us to prepay revolving credit borrowings and/or cash collateralize or replace letters of credit in an amount equal to the excess of aggregate extensions of revolving credit over our borrowing base. We failed to prepay our revolving credit borrowings and/or cash collateralize or replace any of our letters of credit in order to comply with the terms of the credit agreement. On December 1, 2000, the Domestic Senior Lenders ceased making further revolving credit loans to the Company, and since that date the Company has made no payments of principal or interest on the Domestic Credit Facility. On February 7, 2001, we received a written notice from the Domestic Senior Lenders that our failure to make the required revolving credit facility prepayments, cash collateralizations or replacements of letters of credit constitutes an event of default under the credit agreement.

       As of December 30, 2000, we continued to be in violation of the credit agreement covering the Domestic Credit Facility. Although the Domestic Senior Lenders have not exercised the right to accelerate the maturity of this obligation, they have reserved the right to exercise all remedies available to them. Consequently, we have classified the total amount outstanding under the Domestic Credit Facility as current liabilities in our consolidated financial statements for the twelve months ended July 1, 2000 and our unaudited consolidated financial statements for the six months ended December 30, 2000.

       Subsequent to the termination of the Blair Transaction, and as part of our Restructuring Plan, we initiated, and are currently engaged in, discussions with the Domestic Senior Lenders. The Company can provide no assurances that it will reach an agreement with the Domestic Senior Lenders regarding its proposed Restructuring Plan. However, with the concurrence of the Domestic Senior Lenders, we retained financial advisors in the United States in order, among other things, to analyze and evaluate the feasibility of various financial and strategic alternatives that may be available to us. We intend to present the results of the study and recommendations of our financial advisors to the Domestic Senior Lenders as a basis for further negotiation regarding the Restructuring Plan. The outstanding borrowings under the Domestic Credit Facility bear default interest at 2% in addition to the base rate plus applicable margin.

       At December 30, 2000, we had no borrowing availability under the term loan and acquisition loan portions of the Domestic Credit Facility. As noted above, at December 31, 2000, we exceeded our available borrowing capacity under our revolving credit and letter of credit facilities.

European Senior Credit Facility

       Through our wholly-owned subsidiary, Denali International Holdings B.V. ("DIH"), we have a senior credit facility (the "European Credit Facility") with ABN-AMRO and ING Bank (the "European Senior Lenders"). The European Credit Facility totals 25 million Dutch guilders ("NLG") ($10.7 million translated at the December 30, 2000 USD/NLG exchange rate) and is composed of two term loans. Term Loan A provides for borrowings of NLG 15 million ($6.4 million) with quarterly payments of NLG 625,000 ($267,048) beginning October 1, 1999. Term Loan B provides for borrowings of NLG 10 million ($4.3 million) with principal due at the date of maturity, August 1, 2001. As of December 30, 2000, we had indebtedness under the European Credit Facility of NLG 22.5 million, or approximately $9.6 million, outstanding. Under the terms of the European Credit Facility, DIH pledged all of the outstanding common stock of its operating subsidiary, Welna B.V., as collateral for the loans.

       The credit agreement covering the European Credit Facility stipulates financial covenants requiring DIH to maintain specified levels of tangible net worth and specified maximum leverage, minimum interest coverage and minimum debt service coverage ratios. Beginning on July 1, 2000 and subsequent thereto, we did not comply with these covenants.

       We requested, but did not receive, a waiver for the covenant violations that occurred on July 1, 2000. We have not requested waivers for the September 30 and December 31, 2000 reporting dates.

       We ceased making scheduled principal and interest payments on the European Credit Facility. On October 1, 2000 and January 1, 2001, we did not make required quarterly principal payments of NLG 625,000 ($267,048) due on Term Loan A (a total of NLG 1,250,000, or $534,096). Beginning on July 1, 2000, we have failed to make interest payments of approximately NLG 349,000 ($143,000) and NLG 415,000 ($164,000) due on Term Loans A and B, respectively (approximately NLG 764,000 or $307,000 in total at December 30, 2000).

       The European Senior Lenders have demanded repayment of all outstanding borrowings under the European Credit Facility unless satisfactory arrangements for new capital were provided before March 1, 2001. We have held discussions with the European Senior Lenders and obtained an extension of this repayment demand until April 1, 2001. In the event we are unable to repay the amount of the outstanding borrowings, the European Senior Lenders have advised us that after that date they intended to appoint an investment bank to sell the shares of Welna B.V. which are pledged as collateral for the European Credit Facility. In exchange for the extension to April 1, 2001 granted by the European Senior Lenders, we have committed to retain financial advisors to explore various alternatives that may be available to us. We have agreed to provide the European Senior Lenders with valuations of our European operations prepared by our financial advisors and to explore financial alternatives and potential third party transactions such as obtaining equity financing, sale or merger of our European operations or divestiture of certain business units. However, we cannot provide any assurances that we will be successful in our negotiations with the European Senior Lenders concerning a Restructuring Plan and the refinancing of our obligations under the European Credit Facility.

       Because of the foregoing, the total amount outstanding amount under the European Credit Facility is classified as current liabilities in our consolidated financial statements for the twelve months ended July 1, 2000 and our unaudited consolidated financial statements for the six months ended December 30, 2000.

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

       The note and warrant purchase agreement contains financial covenants for the maintenance of specified domestic maximum leverage, domestic maximum senior leverage, minimum domestic interest coverage and minimum domestic fixed charge ratios. Due to lower than expected operating results as of the calendar quarter ending December 31, 1999 and each calendar quarter thereafter, we did not comply with these covenants. We did not make scheduled quarterly interest payments of approximately $450,000 that were due June 30, 2000 through December 31, 2000 on the Subordinated Notes, or approximately $1.4 million in total.

       We requested, but did not receive, a waiver of default from the holders of the Subordinated Notes for the covenant violations that occurred at the end of the December 31, 1999 calendar quarter. We have not requested waivers from the Subordinated Note holders for covenant violations for the calendar quarters ending March 31, June 30 and September 30, 2000. We have received executed waivers of default, and associated extensions, related solely to our failure to make required interest payments for the periods ending June 30 through December 31, 2000. As part of our Restructuring Plan, we are engaged in discussions with certain holders of the Subordinated Notes, who have not yet expressed their intention to exercise their right to accelerate the maturity of the Subordinated Notes, but retain the right to do so.

       Subsequent to the termination of the Blair Transaction, we have held discussions with certain of the Subordinated Note holders regarding our proposed Restructuring Plan. However, we can provide no assurances that we will reach an agreement with the holders of the Subordinated Notes concerning a Restructuring Plan and the refinancing of our obligations under the Subordinated Notes.

       Because of the foregoing, we have classified the total amount outstanding under the Subordinated Notes as current liabilities in our consolidated financial statements for the twelve months ended July 1, 2000 and our unaudited consolidated financial statements for the six months ended December 30, 2000.

European Short-term Credit Facilities

       We have $24.9 million in commitments under the short-term credit facilities described below. At December 30, 2000, we had $16.9 million in borrowings outstanding under these facilities.

       We have a NLG 25 million ($10.7 million translated at the December 30, 2000 exchange rate) working capital facility with ABN-AMRO. We had approximately NLG 14.0 million, or $6.0 million, outstanding under the working capital facility at December 30, 2000. The unused portion of this facility is NLG 11.0 million, or $4.7 million and the amount available is NLG 2.9 million, or $1.2 million.

       The credit agreement for the loan contains a covenant specifying a minimum level of tangible net worth to be maintained by our European operations. At June 30, September 30 and December 31, 2000, the Company did not comply with this covenant. We have requested, but as of February 10, 2001, have not received a waiver for this covenant violation from the lender. The lender, however, has agreed to modify certain covenants and defer certain amortization of term debt through a loan amendment executed January 5, 2001. The lender has the right to cancel the working capital facility immediately and demand repayment of the amount outstanding. Although the lender has not canceled the working capital facility, the lender retains the right to do so.

       We have an NLG 5 million ($2.1 million) working capital facility with ING Bank. We had approximately NLG 5.0 million, or $2.1 million, outstanding under the facility at December 30, 2000.

       The agreement for the credit facility stipulates financial covenants requiring our European operations to maintain a specified level of minimum tangible net worth and minimum consolidated interest coverage ratio. At June 30, September 30 and December 31, 2000, we did not comply with these covenants. Based on recent discussions, the lender has verbally agreed to amend certain covenants. We have requested, but as of February 12, 2001, have not received a written waiver for these covenant violations. The lender has the right to cancel the working capital facility immediately and demand repayment of the amount outstanding. Although the lender has not canceled the working capital facility, the lender retains the right to do so.

       We have a short-term loan of NLG 10 million ($4.3 million) from ABN-AMRO. At December 30, 2000, the outstanding principal amount of the loan was NLG 10 million ($4.3 million).

       We also have separate working capital facilities for our subsidiaries in Germany and France. These facilities provide for borrowings up to DM 10.75 million ($5.2 million) and FFR 18.0 million ($2.6 million). As of December 30, 2000, we have approximately $4.5 million outstanding under these facilities. The unused portion of these facilities is approximately $2.6 million. These facilities are due on demand.

Restructuring Plan

       In July 2000, we signed a letter of intent with William Blair Mezzanine Capital Fund III, L.P. ("Blair"), under which Blair proposed to invest $23 million in the Company (the "Blair Transaction"). The Blair Transaction was viewed by the Company, its Domestic Senior Lenders and its European Senior Lenders as a potential solution to our liquidity problems. During the week of November 27, 2000, Blair notified us of its decision not to pursue the proposed investment. Due to the termination of the Blair Transaction, we decided not to make scheduled interest and principal payments on November 30, 2000 and initiated discussions with our lenders and other actions to develop and implement a Restructuring Plan.

       Our Restructuring Plan, in general, is intended to accomplish two primary objectives: to protect and foster the strengths and performance of our underlying businesses; and to restructure our balance sheet and strengthen our financial position. In furtherance of our Restructuring Plan, and after consultations with our lenders, we have retained financial advisors in the United States and committed to retain financial advisors in Europe in order, among other things, to analyze and evaluate the feasibility of the various financial and strategic alternatives that may be available to us. We currently anticipate that our Restructuring Plan could involve a variety of different elements, including, but not limited to the following: restructuring or refinancing of debt; issuances of equity or other securities; divestitures of assets, business units or interests therein; or merger or sale of the Company. We also anticipate that financial and corporate reorganization of the Company, through bankruptcy courts or otherwise, is likely whether or not a consensual debt restructuring agreement can be reached.

       As of February 12, 2001, the Company has continued to make payments to its suppliers in a manner consistent with historical practice. Management believes that the Company's relationships with its suppliers are generally favorable and that maintaining favorable relationships with our suppliers is essential to our continued operation as a going concern and a key element of our pursuit and implementation of our Restructuring Plan.

       In January 2001, our board of directors granted to certain of the Company's key management employees retention bonus awards in order to incentivize them to continue to perform services for the Company that are essential to the continued operation of the Company as a going concern and the Company's pursuit and implementation of its Restructuring Plan. Each retention bonus award consists of a cash amount payable in two equal installments. The first such installment is payable to a participant who remains employed by the Company from the date of the granting of the retention bonus award through June 30, 2001. The second such installment is payable to a participant who remains employed by the Company from June 30, 2001 through December 31, 2001. The retention bonus awards also provide severance, and in some instances, change in control protections for the participants.

       We anticipate that our Restructuring Plan, regardless of the form in which it may be implemented, would likely involve substantial dilution, or potentially elimination, of the equity interest of current holders of our equity securities. Our common stock was delisted from the NASDAQ Stock Market on October 30, 2000, and we are considering deregistering our common stock under the Securities Exchange Act. Deregistration would likely have an adverse effect on the limited remaining marketability of our outstanding shares of common stock. However, deregistration would eliminate the diversions of financial and management resources incident to ongoing compliance with regulatory requirements under the Securities Exchange Act.

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

INFORMATION RELATING TO FORWARD-LOOKING STATEMENTS

       This Form 10-Q contains forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995, and information relating to the Company and its subsidiaries that are based on the beliefs of the Company's management, as well as assumptions made by and information currently available to the Company's management. When used in this report, the words, "anticipate", "believe", "estimate", "expect" and "intend" and words or phrases of similar import, as they relate to the Company or its subsidiaries or Company management, are intended to identify forward-looking statements. Such forward-looking statements involve uncertainties and other factors, and the actual results and performance of the Company may be materially different from future results or performance expressed or implied by such statements. Cautionary statements regarding the risks associated with such forward-looking statements include, without limitation, those statements included or referred to under "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Quantitative and Qualitative Disclosures about Market Risk." Certain of such risks and uncertainties relate to the highly leveraged nature of the Company, the restrictions imposed on the Company by certain indebtedness, the Company's defaults under debt instruments, the potential acceleration of indebtedness and the potential pursuit of foreclosure or other remedies by lenders, the potential disposition of assets of the Company to reduce indebtedness, the sensitivity of the Company to adverse trends in the general economy, the high degree of competition in the Company's industry, the volatility of the Company's quarterly results and the Company's seasonality, the dependence of the Company on key suppliers and customers, the dependence of the Company on key personnel, the interest rate environment, governmental regulation and supervision, distribution networks, product introductions and acceptance, technological change, changes in industry practice, and onetime events, among others. The Company's ability to successfully implement its Restructuring Plan, as described in this report, and continue as a going concern is dependent, among other things, upon reducing its indebtedness and reorganizing its capital structure as discussed in this document.

       The foregoing cautionary statements expressly qualify all written or oral forward-looking statements attributable to the Company.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

       As of December 30, 2000, the Company was in default on the Consolidated Leverage Ratio, Maximum Senior Leverage Ratio, Consolidated Minimum Interest Coverage, Minimum Fixed Charge Coverage, Maximum Domestic Leverage Ratio, Maximum Senior Domestic Leverage Ratio, Minimum Domestic Interest Coverage and Minimum Domestic Fixed Charge Coverage covenants on both its Domestic Credit Facility and Subordinated Notes.

       Beginning on June 30, 2000 and through December 31, 2000, the Company failed to make required term loan facility payments on the Domestic Credit Facility of $750,000 at the end of each calendar quarter for a total of $2.3 million. On September 30, 2000 and December 30, 2000, the Company did not make required acquisition loan facility principal payments on the Domestic Credit Facility of $765,000 at the end of both calendar quarters for a total of $1.5 million. On November 30, 2000, the Company stopped making interest payments on the Domestic Credit Facility. Total unpaid interest at December 31, 2000 was $1.7 million. The total arrearage on this indebtedness as of December 31, 2000, was $5.5 million.

       Beginning on June 30, 2000 and through December 31, 2000, the Company stopped making required quarterly interest payments due of approximately $450,000 on the Subordinated Notes. The total arrearage on this indebtedness as of December 31, 2000 is approximately $1.4 million.

       Beginning on July 1, 2000 and subsequent thereto, the Company was not in compliance with the minimum tangible net worth, maximum leverage ratio and minimum interest coverage and debt service coverage ratio covenants in the agreement governing its European Credit Facility with ABN-AMRO and ING Bank. The Company's wholly-owned subsidiary, Denali International Holdings B.V., failed to make scheduled principal payments of NLG 625,000 ($267,048) due on October 1, 2000 and January 1, 2001 on the European Credit Facility (a total of NLG 1,250,000 or $534,096). Beginning on July 1, 2000, the Company stopped making interest payments on the borrowings outstanding under the European Credit Facility. Total unpaid interest is approximately NLG 764,000 or $307,000. The total arrearage on this indebtedness as of December 31, 2000 is NLG 1,557,000 ($841,096).

       At July 1, 2000, the Company did not comply with the minimum tangible net worth covenant in the agreement governing the European Five Year Term Loan with ABN-AMRO. On September 1, 2000, the Company's wholly-owned subsidiary Welna B.V. failed to make a scheduled principal payment of NLG 500,000 ($213,639) on the European Five Year Term Loan with ABN-AMRO. The total arrearage on this indebtedness as of December 31, 2000 is NLG 500,000 ($213,639).

       On October 1, 2000 and January 1, 2001, the Company failed to make NLG 375,000 ($160,229) quarterly principal payments due on its European Term Loan with ING Bank. The total arrearage on this indebtedness as of December 31, 2000 is NLG 750,000 ($320,458).

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None

ITEM 5. OTHER INFORMATION

        Not applicable

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

         A.       Exhibits

                  10.67 Third Forbearance Extension Agreement among Denali Incorporated, Canadian Imperial Bank of Commerce, as administrative agent, and ING (U.S.) Capital LLC, as documentation agent, dated November 6, 2000 (incorporated by reference to the Company's quarterly report on Form 10-Q for the period ending September 30, 2000)


         B.       Reports on Form 8-K

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


                                       Denali Incorporated
                                       -------------------
                                          (Registrant)




Date: February 20, 2001                /s/ R. KEVIN ANDREWS
                                       -----------------------------------
                                       R. Kevin Andrews
                                       Chief Financial Officer
                                         (Principal Financial Officer and
                                          Principal Accounting Officer)

                                INDEX TO EXHIBITS




Exhibit
Number            Description of Exhibit
-------           ----------------------
   10.67          Third Forbearance Extension Agreement among Denali
                  Incorporated, Canadian Imperial Bank of Commerce, as administrative agent, and ING (U.S.) Capital LLC, as documentation agent, dated November 6, 2000 (incorporated by reference to the Company's quarterly report on Form 10-Q for the period ending September 30, 2000)


*    Filed herewith.